Form 10QSB
period 1996-04-30
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1996-06-21
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        April 30, 1996

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number   0-21278


                                           LAS VEGAS ENTERTAINMENT NETWORK, INC
                                      (Exact name of small business issuer as
                                             specified in its Charter)

          Delaware                                      94-3125854
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                         1801 Century Park East, Los Angeles, California  90067
                            (Address of principal executive offices)(Zip Code)

                                                   (310) 551-0011
                           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X No ___

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                         35,066,199
Title of Class                                   Number of Shares outstanding at
                                                                   June 15, 1996

DOCUMENTS INCORPORATED BY REFERENCE: NONE


LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES
 (A Company in the Development Stage)

 CONSOLIDATED BALANCE SHEETS


                                                                                   APRIL 30                              OCTOBER 31,
                                                                                     1996                                   1995
                                                                           ------------------------               ------------------

                                   ASSETS                                         (UNAUDITED)                          (DERIVED FROM
                                                                                                                           AUDITED
                                                                                                                          FINANCIAL
                                                                                                                         STATEMENTS
                                                                                                                        )
 CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                           $12,144,172                          $789,338
   REFUNDABLE DEPOSITS - Note 3                                                            250,000
                                                                                        ----------                        ----------
   TOTAL CURRENT ASSETS                                                                 12,394,172                           789,338

  ASSETS HELD FOR SALE, net of associated liabilities and
       reserves - Note 2                                                                         -                        20,700,415

  LONG TERM NOTE RECEIVABLE - Note 2                                                     5,900,000

  LONG TERM NOTES RECEIVABLE - LAKE TROPICANA                                              806,489                           806,489

  PROGRAM INVENTORY,  Net of Amortization                                                  805,061                           805,061

  OTHER INVESTMENTS - Note 3                                                               546,500                           370,150

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $145,886 (1996) and $78,370 (1995)                                                206,185                           260,421

  OTHER ASSETS                                                                              19,500                            10,770
                                                                                       -----------                       -----------

                                                                                       $20,677,907                       $23,742,644

                                                                                       ===========                        ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


  CURRENT LIABILITIES:
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                 $275,378                          $753,631
    PATMORE DEPOSIT                                                                              -                           327,150
    NOTES PAYABLE - Note 4                                                               1,308,469                         3,612,968
    ACCRUED INTEREST PAYABLE                                                                81,475                           312,834
    ACCRUED OFFICER'S SALARIES                                                             521,739                           586,739
                                                                                         ---------                         ---------
       TOTAL CURRENT LIABILITIES                                                         2,187,061                         5,593,322

  COMMITMENTS AND CONTINGENCIES - Note 2

  STOCKHOLDERS' EQUITY: - Note 5
    PREFERRED STOCK - SERIES A, AUTHORIZED 30,000,000 SHARES,                                    -                          -
           ISSUED AND OUTSTANDING -  NONE
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING  35,066,199 (1996) AND 28,506,816 (1995)                                   35,063                            28,503
    ADDITIONAL PAID-IN CAPITAL                                                          47,353,984                        44,166,137
    DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                      (28,898,201)                      (26,045,318)
                                                                                     -------------                    --------------
      TOTAL STOCKHOLDERS' EQUITY                                                        18,490,846                        18,149,322
                                                                                     -------------                    --------------
                                                                                       $20,677,907                       $23,742,644
                                                                                      ============                    ==============




The accompanying notes are an integral part of these consolidated financial statements.



 LAS VEGAS ENTERTAINMENT NETWORK, INC.
AND SUBSIDIARIES
 (A Company in the Development Stage)


CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)






                                                                                                              Cumulative
                                                                                                               Since
                                                       THREE MONTHS                            SIX MONTHS     Inception
                                                         APRIL 30,                               APRIL 30,   1990) to
                                               1996        1995        1993            1996        1995       APRIL
                                                                                                            30,1996
                                             ---------     --------    ------          -----       ------   --------

  REVENUES                                    $306,600     $38,752    $339,215        $372,800     $38,752 $1,281,416


  COSTS AND EXPENSES
      Programming Costs                              -     202,500     678,168               -     202,500  2,212,170

      Selling Costs                                  -       1,016       4,315               -       5,000     71,256
      General & Administrative                1,170,264  1,932,321   2,098,561       2,192,961   2,753,898 14,172,656

                                             ----------  ---------   ---------       ---------   --------- ----------
  TOTAL COSTS AND EXPENSES                    1,170,264  2,135,837   2,781,044       2,192,961   2,961,398 16,456,082

   LOSS BEFORE OTHER
         INCOME AND (CHARGES) AND
         PROVISION FOR
         DISPOSAL OF ASSETS HELD FOR SALE     (863,664)  (2,097,085) (2,441,829)    (1,820,161) (2,922,646)(15,174,666)



 OTHER INCOME AND (CHARGES):
           Gain (loss) on Sale of Securities and     -   (400,000)     950,000                     200,000    950,000
Investments
           Interest Income                     197,224      30,500     145,708         233,830      90,233    826,936
           Other Charges - Note 5             (646,875)  1,202,500   (1,365,466)     (666,875)   1,270,612 (4,994,186)


           Interest and Finance Costs         (200,298)  (159,485)                   (599,677)   (217,610)
                                                                                                           (1,506,285)

                                              ---------   --------    ----------      --------   ---------  ----------
  TOTAL OTHER INCOME AND (CHARGES)            (649,949)    673,515   (269,758)       (1,032,722) 1,343,235 (4,723,535)
                                               --------    -------    --------        ---------- ---------  ----------

 NET LOSS BEFORE PROVISION FOR DISPOSAL

      OF ASSETS HELD FOR SALE                            (1,423,570) (2,711,587)     (2,852,883) (1,579,411)(19,898,201)


  PROVISION FOR DISPOSAL OF ASSETS HELD
   FOR SALE - Note 2
                                                                                                           (9,000,000)
                                                --------    ------    ---------        ---------  ---------  ---------

  NET LOSS
                                            $(1,513,613$(1,423,570)$(2,711,587)     $(2,852,883$(1,579,411)$(28,898,201)
                                              ========== ==========  ==========        =========  =========   ==========

 WEIGHTED AVERAGE NUMBER OF SHARES OF

  COMMON STOCK OUTSTANDING
                                             35,024,532 20,870,038  6,235,848        31,879,502 19,767,244    6,782,131
                                             ========== ==========  ==========        =========  =========   ==========



  LOSS PER SHARE OF COMMON STOCK               $(0.04)     $(0.07)     $(0.43)         $(0.09)     $(0.08)    $(4.26)
                                               ========== ==========  ==========        =========  =========   ==========





 The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES
 (A Company in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
INCEPTION (OCTOBER 3, 1990) T0 APRIL 30, 1996 (UNAUDITED)


                                                                          Deficit
                                     Common                               Accumulated
                                     Stock
                                                        Additional        During
                           Number                        Paid-in        Development
                         of Shares         Amount        Capital           Stage           Total
                             ---------       -------         -------      ---------      ------------
Issuances of
Common Stock
for :
 Cash and
Contribution of
 Office Equipment            2,150,000        $2,150         $11,150               $-        $13,300

 Net Loss for the                                                               (500)          (500)
Year Ended
October 31 , 1990
                             ---------       -------         -------      ---------      ------------

              BALANCE -      2,150,000         2,150          11,150            (500)         12,800
October 31, 1990


 Net Loss for the                                                            (16,871)       (16,871)
Year Ended
October 31, 1991
                              ---------       -------         -------      ---------      ------------

 BALANCE -                   2,150,000         2,150          11,150         (17,371)        (4,071)
October 31, 1991


 Sales of Common             1,909,000         1,909       4,655,332                       4,657,241
Stock, Initial
Public Offering
 Issuance of                    60,000            60         178,740                         178,800
Common Stock
for Services
 Net Loss for the                                                           (601,438)      (601,438)
Year Ended
October 31, 1992

                             ---------       -------         -------      ---------      ------------
 BALANCE -                   4,119,000         4,119       4,845,222        (618,809)      4,230,532
October 31, 1992

 Issuance of                   107,250           107         380,565                         380,672
Common Stock
for Services
 Sales of Common             9,341,330         9,341      23,942,149
Stock                                                                                     23,951,490

 Exercise of A                 308,615           309       1,234,151                       1,234,460
Warrants
 Stock Issued for              450,000           450         849,550                         850,000
Investments
 Net Loss for the                                                         (2,711,585)
Year Ended                                                                               (2,711,585)
October 31, 1993
                             ---------       -------         -------      ---------      ------------
 BALANCE -                  14,326,195        14,326      31,251,637      (3,330,394)
October 31, 1993                                                                          27,935,569

 Issuance of                   613,000           614         921,867                         922,481
Common Stock
for Services
 Sales of Common             1,380,021         1,380       1,351,481                       1,352,861
Stock
 Stock Issued for            2,300,000         2,300       2,997,700                       3,000,000
Investments
 Return of Shares            (350,000)         (350)       (699,650)                       (700,000)
on El Rancho
 Return of Escrow            (750,000)         (750)             750                               -
Shares
 Conversion of               1,368,384         1,368       1,048,632                       1,050,000
Debt
 Net Loss for the                                                         (5,053,498)
Year Ended                                                                               (5,053,498)
October 31, 1994
                             ---------       -------         -------      ---------      ------------
 BALANCE -                  18,887,600        18,888      36,872,417      (8,383,892)     28,507,413
October 31, 1994


 Issuance of                 3,081,500         3,081       3,006,508                       3,009,589
Common Stock
for Services
 Sales of Common               592,858           593         399,409                         400,002
Stock
 Conversion of               5,944,858         5,941       3,887,803                       3,893,744
Debt
 Net Loss for the                                                        (17,661,426)    (17,661,426)
October 31, 1995
                            ---------       -------         -------      ---------      ------------

 BALANCE - October 31, 1995 28,506,816        28,503      44,166,137     (26,045,318)     18,149,322

Issuance of Common Stock for
  Services                   3,847,588         3,848       2,065,287                       2,069,135
 Sales of Common Stock       2,500,000         2,500         960,000                         962,500
 Conversion of Debt            604,651           605         251,895                         252,500
 Repurchase of Common Stock   (392,856)         (393)       (154,607)                       (155,000)
 Issuance of Warrants                                        170,800                         170,800
 Repurchase of Warrants                                     (105,528)                       (105,528)
 Net Loss for the Six
    Months Ended April 30, 1996                                           (2,852,883)    (2,852,883)
                             ---------       -------         -------      ---------      ------------


 BALANCE - April 30, 1996   35,066,199         $35,063     $47,353,984   $(28,898,201)    $18,490,845
                            ==========         =======      ===========    ==========      ==========
















 The accompanying notes are an integral part of these consolidated financial statements.




 LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES
 (A Company in the Development Stage)

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                              Cumulative
                                                                                                                   Since
                                                                                                                 Inception
                                                   Three Months                      Six Months                (Oct. 3, 1990
                                                  Ended April 30,                   Ended April 30,                 to)
                                                1996          1995               1996           1995             April 30, 1996
                                               ------         -----              -----          -----            ---------

                                                                                                                  1996
 CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                      (1,513,613)  $(1,423,579)        $(2,852,883)   $(1,579,411)      $(28,898,203)

     Depreciation                                  57,516                           67,516                          146,209
     Amortization of Program Inventory                         200,000                            200,000         1,284,060
Adjustments to reconcile net loss to net cash
 used in operating activities:
   (Increase) Decrease in ;
     Prepaid Expenses                             309,750    (810,008)           (309,750)    (1,910,008)          (309,750)
     Accounts Receivable                                                                                           (762,975)
     Program Inventory                                                                                           (2,089,121)
     Other Assets                                 (8,730)     (10,389)             (8,730)       (10,428)            58,475
    Increase (Decrease) in;
      Accounts Payable                          (450,713)       42,572           (478,503)        134,224           859,979
      Accrued Expenses                                          53,125                            111,254           528,145
      Accrued Officer's Salaries                (137,500)       87,500            (65,000)        175,000           521,739
                                               ---------     ---------          ----------     ----------         ---------
 CASH USED IN OPERATING ACTIVITIES            (1,743,290)   (1,860,779)        (3,647,350)    (2,879,369)       (28,661,442)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities                                                                           383,650                 -
  Repayment of Loans Receivable                              (136,350)                                            2,100,000
  Advances/Deposits - Acquisitions              (753,500)                        (753,500)                       (3,832,272)
  CountryLand Hotel                                                             36,500,000
  Pre-Opening Expenses - CountryLand                        (1,022,212)          3,847,450    (2,205,188)
  Capitalized Interest - CountryLand                                             3,447,860
  Reserve on CountryLand Hotel                                                 (9,000,000)
  Sale of Lark Landing                                                                                            1,500,000
  Writedown of Investments                                     514,014                            491,989         1,421,501
  Loan Receivable - Distributor                                                                                   (770,000)
  Reserve on Loan Receivable - Distributor                                                                        1,012,300
  Receivable From the Sale of Lark Landing                                                                                -
  Accounts Payable - Lark Landing                                                                                 (500,000)
  Proceeds from sale of Marketable securities                                                                       151,959
  Loss on securities held for sale                                                                                  533,048
  Acquisition of Office Equipment                 (8,255)      187,738            (13,280)        182,156         (342,405)
                                               ---------     ---------          ----------     ----------         ---------
CASH  PROVIDED BY (USED IN) INVESTING           (761,755)    (456,810)          34,028,530    (1,147,393)         1,274,131
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Notes Payable                                                        850,000        528,000        10,215,953
  Repayment of  Notes Payable                 (1,403,086)    (272,000)         (2,904,498)                       (4,907,484)
  Issuances and Sales of Common Stock              27,125    2,984,667           3,024,134      3,527,230        42,090,164
  Issuances of Warrants, net                                                        65,272                           65,272
  Repurchase of Stock                           (155,000)                          155,000                          155,000
  (Increase) Decrease in Deferred Offering Costs               127,138                             42,019                 -






  Issuance of Notes and Loans Receivable                                       (12,400,000)                      (14,700,000)

  Collections on Notes and Loans Receivable     6,500,000                        6,500,000                        6,500,000
  Assessment Payable -  CountryLand                                              (331,144)                                -
  Interest Payable                              (231,265)                        (221,359)                          112,578
  Loan payable - CountryLand                                                   (13,350,001)                               -
  Interest Payable - CLND                                                        (413,750)
                                               ---------     ---------          ----------     ----------        ----------
  CASH PROVIDED BY (USED IN) FINANCING          4,737,774    2,839,805         (19,026,346)     4,097,249        39,531,483
ACTIVITIES

INCREASE (DECREASE) IN CASH                     2,232,729      522,216          11,354,834         70,487        12,144,172

CASH BALANCE - BEGINNING                        9,911,443      148,821             789,338        600,550
                                                ---------     --------          ----------     ----------
 CASH BALANCE - ENDING                        $12,144,172     $671,037         $12,144,172       $671,037        $12,144,172

                                               ==========     ========          ==========     ==========        ===========

 NON-CASH TRANSACTIONS
Conversion of Notes Payable and Accrued Interest to                                260,000                        5,269,244
Equity
Accrued Interest and Fees - El Rancho                           58,129             695,832                        1,447,726
Common Stock Issued for Services                                                                                  3,700,000
Reclassification of Patmore Deposit               327,100                          327,100                          327,100

CASH PAID FOR
 Interest                                         380,370                           84,473                           84,473

 The accompanying notes are an integral part of these consolidated financial statements.

                                       LAS VEGAS ENTERTAINMENT NETWORK, INC.
                                       ( A Company in the Development Stage)

                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.        SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Background and Business - Las Vegas Entertainment Network, Inc. ("LVEN" or "The Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company's primary project to date was the renovation, expansion and operation of the El Rancho Hotel & Casino (the "El Rancho" or the "Property") which was acquired on November 24, 1993 and sold on January 22, 1996 (see Note
2). The Company is also active in the development of media related opportunities, including formulating a business plan to develop, produce, market and distribute television programming. The Company is also investigating other potential businesses for acquisition in the entertainment, lodging or communications industries.

          The accompanying financial statements include the accounts of LVEN, and its wholly-owned subsidiaries, CountryLand Properties, Inc. (CLND), Casino-Co Corp., Las Vegas Communications Corp. (formerly Protex Technology Inc.), Las Vegas Development Corporation and Pacific DNS, Inc. All significant intercompany transactions and balances have been eliminated.

          On March 11, 1996, the Company incorporated Satellite Networks Inc. ("SNI"), a new subsidiary in which the Company and its management own a combined 55% interest in the 6,000,000 currently issued and outstanding shares. The Company, which is in a development stage with no operations to date, was formed to explore various options in the telecommunication industry. On April 14, 1996, SNI filed a registration statement, which is subject to significant revision, on Form SB-2 with the Securities and Exchange Commission to register 1,000,000 shares of its common stock and 2,000,000 redeemable warrants to raise capital for the intended operations of SNI. There can be no assurance that the public offering will be successful.

          The  Company  is  a  development   stage  company  which  has  had  no
substantial operations or financial operating history.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1995.


2.     HOTEL AND CASINO PROPERTY

       On January 22, 1996 the Company sold the assets and certain liabilities of the El Rancho Hotel and Casino to Orion Casino Corporation ("Orion"), a wholly-owned subsidiary of International Thoroughbred Breeders Inc. ("ITB"), for consideration of Forty-Three Million Five Hundred Thousand Dollars ($43,500,000). The Company also received a fifty percent (50%) interest in the future adjusted cumulative cash flow from the Property, if any , of up to $160,000,000 (see below). The purchase price was paid as follows: (i) Twelve Million Five Hundred Thousand Dollars ($12,500,000) paid at closing in cash;
(ii) an 8% unsecured promissory note in the principal amount of Six Million Five Hundred Thousand Dollars ($6,500,000) which was paid in full on March 15, 1996;
(iii)

                                       LAS VEGAS ENTERTAINMENT NETWORK, INC.
                                       ( A Company in the Development Stage)

                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

an 8% promissory note in the principal amount of Ten Million Five Hundred Thousand Dollars ($10,500,000), secured by a subordinated junior position in assets of the Property (which may be further subordinated if additional borrowing is made against the Property), and is due upon the successful raising of financing to develop the Property, or upon the ultimate sale of the Property, and (iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000. As of April 30, 1996, the Company has reflected a reserve of $4,600,000 against the remaining note.

                  Once the Property has been developed, which the Company will provide no assurance can be achieved, Casino-Co will receive as additional consideration for entering into the sale agreement (but not as part of the purchase price for the Property) a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the first casino on the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of One Hundred Sixty Million Dollars ($160,000,000), but only after Orion and the Company first receive 100% of the adjusted cash flow until all invested amounts, plus $8,000,000, have been recouped, plus any other additional costs incurred, together with interest thereon at the rate of eight percent (8%) per annum from the closing date. Furthermore, commencing with the development of the Property, the Company's Las Vegas Communications Corporation subsidiary ("LVCC") was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000, plus additional commissions.

       The El Rancho property had been encumbered by a first mortgage promissory note in the face amount of $12,000,000, which was initially due November 24, 1994, and was secured by the real and personal property assets comprising the former El Rancho Hotel & Casino. On January 22, 1996, the Company replaced this loan with a one year, 13%, $14,000,000 mortgage note, secured by a first deed of trust on the El Rancho Property, due SunAmerica Life Insurance Company. In connection therewith, the Company issued to SunAmerica 1,912,588 shares of its Common Stock. This note was assumed by Orion as part of the El Rancho sale agreement. As part of the sale agreement, the Company agreed to co-guarantee the assumed note for a certain amount of time. The SunAmerica note has subsequently been retired by Orion, and in accordance with the agreement, 500,000 shares of the Company's Common Stock have been returned, and the co-guarantee of the note by LVEN has been released. In addition to the above, the Company initially agreed to be responsible for one-half (1/2) of the interest on the refinance loan, limited to its original stated maturity of one year at 13% interest per annum. Such funds, aggregating $950,000, were escrowed at closing of the sale of the El Rancho. In accordance with the subsequent refinancing of the SunAmerica loan by Orion, approximately $290,000 of this amount will be returned to the Company.

       The Company recorded a reserve of $9,000,000 as of October 31, 1995 to reflect the net realizable value of the El Rancho Hotel and Casino based on the January 22, 1996 sale. No further adjustments were made during the three months or six months ended April 30, 1996 to reflect the sale of the Property. The net assets of the Property have been segregated on the Balance Sheet as of October 31, 1995 as "Assets Held for Sale."


3.     OTHER INVESTMENTS AND REFUNDABLE DEPOSITS

       Other investments and refundable deposits represent advances and deposits the Company has made to certain businesses, individuals or others to secure potential acquisitions or investments. The Company is currently in the process of evaluating these potential acquisitions or investments. Subsequent to April 30, 1996, $250,000 of these advances have been returned to the Company.

                                       LAS VEGAS ENTERTAINMENT NETWORK, INC.
                                       ( A Company in the Development Stage)

                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.     NOTES  PAYABLE

       Notes payable consist of the following as of April 30, 1996 and October 31, 1995;

                                                       1996                        1995
       (A)        BP Group                   $     -                    $1,325,000
       (B)        UK Foods                         -                     1,500,000
       (C)        Convertible Bridge Loans          1,300,248              778,000
       (D)                Other                         8,221                9,968
                                                    ---------            ---------
                  Total                            $1,308,469           $3,612,968
                                                    =========             ========

(A) The BP Group note consisted of a $1,325,000, 8% unsecured bridge loan. The note and all outstanding interest was repaid in full on February 20, 1996

(B)    The UK Foods note consisted of a $1,500,000,  8% unsecured bridge loan to
       LVCC  (the  Company's  wholly  owned   subsidiary).   The  note  and  all
       outstanding interest was repaid on January 31, 1996.

(C) Convertible bridge loans consist of various one-year unsecured notes. The notes accrue interest at a rate of 8% per annum until the principal and accrued interest become due and payable at various dates prior to April 30, 1997. The notes and any accrued interest are convertible at the lender's option into shares of the Company's common stock at a price of $1.25 per share, or approximately 90% of the market price, which ever is less, at any time prior to the repayment by the Company.


5.     OTHER

       In connection with arranging the financing of the sale of the El Rancho, the Company issued 1,912,588 shares of its common stock to SunAmerica Insurance (the lender providing the replacement mortgage financing, see Note 2). This loan has subsequently been retired by Orion, and in accordance with the loan agreement, as the loan was repaid in six (6) months or less, SunAmerica has returned 500,000 shares to the Company. The Company has no obligation to issue any additional shares to SunAmerica. Additionally, during the six months ended April 30, 1996, the Company; (i) sold 2,500,000 shares of its Common Stock in a series of private placements made to non-U.S. purchasers, under an exemption under the Securities Act of 1933, (ii) issued 3,847,588 shares of stock for services and settlement of amounts due, and (iii), issued 604,651 shares of its common stock to extinguish outstanding convertible bridge notes payable and accrued interest. Additionally, during the six months ended April 30, 1996, the Company reacquired from certain individuals 392,856 shares of its outstanding Common Stock.

       In connection with arranging the financing of the sale of the El Rancho, the Company issued warrants to a third party to purchase 400,000 shares of its Common Stock at $.10 per share (see Note 2). In connection with the repayment of the UK Foods debt obligations (Note 4), the Company re-acquired certain outstanding warrants for $105,208. Included in other charges as of April 30, 1996 is $625,000 which represents the value of cash, 800,000 restricted shares of the Company's common stock (previously issued as of January 31, 1996 and 167,000 shares of common stock of Satellite Networks Inc., a newly formed subsidiary (see Note 1) paid in connection with arranging certain financing.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

          Background. Las Vegas Entertainment Network, Inc. ("LVEN") was formed in October 1990 to develop, produce and distribute television programming utilizing Las Vegas themes. Upon receipt of the $4,657,241 of the net proceeds from its initial public offering in February 1992, LVEN commenced the development and production of the Las Vegas Tonight Show. The first programming developed, called "Las Vegas Tonight," featured excerpts from Las Vegas shows and was sold outside the United States. In connection with development of "Las Vegas Tonight" Management became aware that, while the casino hotels on the Las Vegas Strip had adopted various themes, such as Egyptian (at the Luxor), medieval (at the Excalibur Hotel & Casino) and Roman (at Caesars Palace), there was no hotel casino on the Las Vegas Strip with a country music theme. In light of the popularity of country music and based on management's experience in that genre and in the Las Vegas marketplace (acquired in connection with developing "Las Vegas Tonight"), management believed that a hotel casino utilizing a country music theme could be successful. Since then, LVEN focused its business on acquiring and developing the property on the Las Vegas Strip known as the El Rancho Hotel, and developing Las Vegas entertainment based television programming.

          On November 24, 1993, the Company acquired the El Rancho, a 1,006-room hotel with 90,000 square feet of casino and ancillary space and a 52-lane bowling alley, located on the Las Vegas Strip. The purchase price for the El Rancho was $36.5 million, including cash of $21.5 million, an 8%, $12 million purchase money mortgage secured by a deed of trust on the Property that was initially due November 24, 1994 (the "El Rancho Note"), and 2.3 million shares of LVEN common stock valued at $3 million.

          On January 22, 1996, the Company's CountryLand Properties Inc. subsidiary sold the El Rancho to Orion Casino Corporation, a subsidiary of International Thoroughbred Breeders, Inc. for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho to develop "Starship Orion" a planned one billion dollar development with seven casinos, for which the Company's wholly-owned subsidiary, Casino-Co, has the option of developing one of the casinos. As part of the sale agreement, once the Property is opened and invested amounts have been recouped by Orion and the Company, which the Company can provide no assurance will be achieved, Casino-Co will also receive a continuing fifty percent (50%) interest in the adjusted cumulative cash flow from the operation of the Property as so developed for a period of six (6) years following the opening of the first casino on the Property, and thereafter a twenty-five percent (25%) interest in the adjusted cash flow until such time as the Company has received an aggregate of One Hundred Sixty Million Dollars ($160,000,000). In addition, commencing with the development of the Property, the Company's Las Vegas Communications Corporation subsidiary ("LVCC") was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional fees.

          On July 24, 1993, the Company acquired for $806,488, a 45% interest in a venture which owns the Lake Tropicana 184 unit apartment complex in Las Vegas, Nevada. The complex is being converted into a vacation interval ownership (time-share) project. During 1994, the managing general partner of the joint venture, a subsidiary of MPTV, Inc., agreed to purchase one-half of the Company's interest (22.5%) for $1,868,643. The purchase price was payable by a promissory note bearing interest at a rate of 8% per annum, secured by a deed of trust on the property. During 1994 the managing general partner filed for bankruptcy protection. During 1995, the project emerged from bankruptcy protection and reorganized its debt with its creditors . As part of the reorganization, the Company replaced its original $1,868,000 principal note for a new note of the same amount dated March 22, 1995, and sold to MPTV its remaining 22.5% interest in the project for an additional note of $1,868,000. Accordingly, as of April 30, 1996, Notes Receivable, Lake Tropicana represents two (2) separate notes payable to the Company with a face value of $1,868,000 each (which have been reflected on the Company's balance sheet, net of applicable reserves, at $806,489 as of April 30, 1996 and October 31, 1995). See "Liquidity and Capital Resources - Notes Receivable".

          The  Company   presently   has  three  (3)   operating   subsidiaries:
CountryLand Properties, Inc. (CLND); Casino-Co, which in connection with the sale of the El Rancho will maintain the continuing interest in the cumulative adjusted cash flow from operations of the property and has the option of developing a casino on the site, and; Las Vegas Communications Corporation (LVCC, formerly Protex Technology, Inc.), which will maintain the entertainment contracts on the Property. The Company will also continue to develop, produce, market and distribute television programming.

                  On March 11, 1996, the Company incorporated Satellite Networks Inc. ("SNI"), a new subsidiary in which the Company and its management own a combined 55% interest in the 6,000,000 currently issued and outstanding shares. The Company, which is in a development stage with no operations to date, was formed to explore various options in the telecommunication industry. On April 14, 1996, SNI filed a registration statement, which is subject to significant revision, on Form SB-2 with the Securities and Exchange Commission to register 1,000,000 shares of its common stock and 2,000,000 redeemable warrants to raise capital for the intended operations of SNI.
There can be no assurance that the public offering will be successful.

          Cash Requirements. The Company's monthly operating cash requirements as currently proposed are approximately $250,000, composed of general and administrative expenses, salary and consulting costs and interest payments on existing debt. The Company is also responsible for managing and paying the operating costs of the El Rancho Property, but is reimbursed by Orion on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $60,000 per month. The Company may also incur other professional fees in the development and financing of its business activities. During the six months ended April 30, 1996, the Company made $806,000 in advances and deposits to certain businesses, individuals or others to secure potential acquisitions or investments. The Company is currently in the process of evaluating these potential acquisitions or investments. Subsequent to April 30, 1996, $250,000 of these advances have been returned to the Company. The Company will continue to make deposits or advances as it deems necessary to secure potential investments or business acquisitions.

          As of April 30, 1996, the Company had $12,144,172 in cash. Management believes that its current cash and receivables (including funds received from the sale of the El Rancho Hotel ) and potential placements of its securities will be sufficient to meet those cash requirements for the next 12 months as well as the repayment of existing debt of $1,308,469 at April 30, 1996 without regard to the successful completion of a public offering or other significant financing. However, these sources of cash may not be sufficient to enable the Company to fund the renovation, expansion and commencement of operations if it elects to develop one of the casinos at the Starship Orion site, or to fund the expansion and commencement of operations of its planned television programming. The Company may obtain such funds, if required, from a public offering or other significant financing. If a public offering or other form of financing is not successful, the Company will be required to seek other funding therefor. There can be no assurance such other funding will be available on terms satisfactory to the Company or at all.


         Results of Operations

         Three Months Year Ended April 30, 1996 Compared to the Three Months Ended April 30, 1995

         Revenues for the three months ended April 30, 1996 increased $267,848 to $306,600 during the three months ended April 30, 1996 as compared to $38,752 for the corresponding period in 1995. The increase principally represented approximately $141,000 in receipts for the three months ended April 30, 1996 earned in connection with renting out the parking facilities at the El Rancho Hotel property site as compared to $27,000 for the corresponding period in 1995. The Company also earned approximately $165,000 for the three months ended April 30, 1996 in management and entertainment fees earned from Orion in managing the El Rancho Property site. There were no corresponding management fees for the three months ended April 30, 1995.

         General and Administrative expenses decreased $762,057 to $1,170,264 during the three months ended April 30, 1996 as compared to $1,932,321 in the corresponding period in 1995. The majority of the decrease relates in part to legal, accounting and professional fees previously incurred in connection with investigating and negotiating various alternatives to developing the El Rancho and various other business opportunities during the first three months of 1995. In connection therewith, professional and consulting fees decreased $822,000 to $197,000 during the quarter ended January 31, 1996 as compared to $1,019,000 for the corresponding period in 1995. Professional advisory and investment banking fees also decreased $161,000 to $50,000 during the three months ended April 30, 1996 as compared to $211,000 in the corresponding period in 1995. The majority of the decrease relates to 1995 fees that were incurred in preparation of certain intended underwritings, a proposed spin-off of the Company's LVCC subsidiary and public registration of its shares, and the potential spin-off of CLND. These offerings were terminated during the first quarter of 1996 given the sale of the El Rancho, but management may decide to pursue such spin-offs or offerings at a later date.

         Offsetting the decreases above, management salaries and consulting costs increased $83,000 to $418,000 during the three months ending April 30, 1996 as compared to $335,000 in the corresponding period in 1995. The increase is due to an increase in officers' salary of $50,000 and for the accrual of $33,000 in retirement benefits under a plan which did not exist in the first three months of 1995.

          Significant general and administrative expenses are expected to continue while the Company is in the development stage.

         Interest Income and Expense. Interest income increased $166,724 to $197,224 for the three months ended April 30, 1996 as compared to $30,500 for corresponding period in 1995. The majority of the increase relates to $75,000 interest earned on the Company's receivables due from Orion, and interest of $115,000 earned on the Company's cash investments. Interest expense and finance costs increased $40,813 to $200,298 for the three months ended April 30, 1996 as compared to $159,485 for corresponding period in 1995. The net increase was due to; (i) an increase in loan fees of $72,500 that resulted from a loan fee of $151,000 being paid to BP upon repayment of its outstanding debt during the three months ending April 30, 1996, as compared to loan fees of $78,500 in the same period in 1995, and (ii) a $31,888 decrease in interest expense on outstanding indebtedness in the 1996 period as compared to 1995. The decrease in interest expense is consistent with the decrease in the average indebtedness outstanding during the three months ended April 30, 1996 as compared to the corresponding period in 1995.

         Other Income and Charges. Included in other charges as of April 30, 1996 is $625,000 which represents the value of cash, 800,000 restricted shares of the Company's Common Stock (previously issued during the January 31, 1996 and reflected as a prepaid asset), and 167,000 shares of Common Stock of Satellite Networks Inc., a newly formed subsidiary in connection with arranging certain financing.

           In connection with the sale of its Tunica, Mississippi based assets during 1994, the Company received 4,000,000 shares of Common Stock of Sky Scientific Inc. ("Sky"), which it held as of April 30, 1996 and 1995. These shares were sold by the Company during the three months ended April 30, 1995, and a gain of $1,250,000 was recognized. Due to the subsequent decline in the value of the shares, and other factors, the Company and the purchaser of the Sky shares agreed to cancel the sales agreement, and the shares were returned to the Company by October 31, 1995. The Company did not assign any value to the returned shares and subsequently recorded a loss of $500,000 for the year ended October 31, 1995 to reflect the net effect of these transactions. There were no such transactions during the quarter ending April 30, 1996.


         Six Months Year Ended April 30, 1996 Compared to the Six Months Ended April 30, 1995

         Revenues for the six months ended April 30, 1996 increased $334,048 to $372,800 during the six months ended April 30, 1996 as compared to $38,752 for the corresponding period in 1995. The increase principally represented approximately $200,000 in receipts for the six months ended April 30, 1996 earned in connection with renting out the parking facilities at the El Rancho Hotel property site as compared to $27,000 for the corresponding period in 1995. The Company also earned approximately $165,000 for the six months ended April 30, 1996 in management and entertainment fees earned from Orion in managing the El Rancho Property site. There were no corresponding management fees for the six months ended April 30, 1995.

         General and Administrative expenses decreased $560,937 to $2,192,961 during the six months ended April 30, 1996 as compared to $2,961,368 in the corresponding period in 1995. The majority of the decrease relates in part to legal, accounting and professional fees previously incurred in connection with investigating and negotiating various alternatives to developing the El Rancho and various other business opportunities during the first six months of 1995. In connection therewith, professional and consulting fees decreased $898,000 to $238,000 during the quarter ended January 31, 1996 as compared to $1,136,000 for the corresponding period in 1995. Professional advisory and investment banking fees also decreased $206,000 to $50,000 during the six months ended April 30, 1996 as compared to $256,000 in the corresponding period in 1995. The majority of the decrease relates to 1995 fees that were incurred in preparation of certain intended underwritings, a proposed spin-off of the Company's LVCC subsidiary and public registration of its shares, and the potential spin-off of CLND. These offerings were terminated during the first quarter of 1996 given the sale of the El Rancho, but management may decide to pursue such spin-offs or offerings at a later date.

         Offsetting the decreases above, management salaries and consulting costs increased $162,000 to $760,000 during the six months ending April 30, 1996 as compared to $598,000 in the corresponding period in 1995. The increase is due to an increase in officers' salary of $100,000, and for the accrual of $66,000 in retirement benefits under a plan which did not exist in the first six months of 1995.

          Significant general and administrative expenses are expected to continue while the Company is in the development stage.

         Interest Income and Expense. Interest income increased $143,597 to $233,830 for the six months ended April 30, 1996 as compared to $90,233 for corresponding period in 1995. The majority of the increase relates to $75,000 interest earned on the Company's receivables due from Orion, and interest of $135,000 earned on the Company's cash investments. Interest expense and finance costs increased $382,067 to $599,677 for the six months ended April 30, 1996 as compared to $217,610 for corresponding period in 1995. The increase was due to;
(i) a $295,000 loan fee incurred during the quarter ended January 31, 1996 to provide for certain stand-by financing as compared to loan fees of $78,500 for the corresponding period in 1995, (ii) an additional $151,000 loan fee being paid to BP upon repayment of its outstanding debt, and (iii) a $14,000 increase in interest expense on outstanding indebtedness. The increase in interest expense is consistent with the increase in the average indebtedness outstanding during the six months ended April 30, 1996 as compared to the corresponding period in 1995.

         Other Income and Charges. Included in other charges as of April 30, 1996 is $625,000 paid in connection with arranging certain financing.
 See "Other Income and Charges - Three months Ended April 30, 1996 vs. April 30, 1995."

           In connection with the sale of its Tunica, Mississippi based assets during 1994, the Company received 4,000,000 shares of Common Stock of Sky Scientific Inc. ("Sky"), which it held as of January 31, 1996 and 1995. These shares were sold by the Company during the six months ended April 30, 1995, and a gain of $1,250,000 was recognized. Due to the subsequent decline in the value of the shares, and other factors, the Company and the purchaser of the Sky shares agreed to cancel the sales agreement, and the shares were returned to the Company by October 31, 1995. The Company did not assign any value to the returned shares and subsequently recorded a loss of $500,000 for the year ended October 31, 1995 to reflect the net effect of these transactions. There were no such transactions during the quarter ending January 31, 1996.

         Disposal of El Rancho Hotel and Casino. On January 22 , 1996, the Company sold the El Rancho to Orion Casino Corporation for consideration of Forty-Three Million Five Hundred Thousand Dollars ($43,500,000) of cash, notes and assumption of existing indebtedness. The Company has previously reflected the effects of the above transaction as if it had occurred as of October 31, 1995 and accordingly provided a reserve as of that date of $9,000,000 for accounting purposes reflecting an adjustment to the net realizable value of the El Rancho Property. No further adjustments were made during the six-months ended April 30, 1996. The tax effects and benefits of the sale will be accounted for in the fiscal year ending October 31, 1996 based upon the ultimate satisfaction of the notes receivable.

         Liquidity and Capital Resources

                  The Company's cash requirements to date have been funded from proceeds received in connection with the sale of the El Rancho Hotel, shares of its Common Stock, warrants and short-term borrowing. The Company's cash has been used for selling, general and administrative expenses and for investments.

                  During the six months ended April 30, 1996, the Company; (i) received net proceeds of $962,500 in a series of private placements made to non-U.S. purchasers, under an exemption under the Securities Act of 1933, (ii) issued $2,069,235 of its Common Stock for services provided, and (iii) issued 604,651 shares of its Common Stock to extinguish outstanding convertible bridge notes payable and accrued interest.

           As of April 30, 1996, the Company had outstanding $1,308,469 of notes and loans payable which become due during the current fiscal year. The Company intends to repay these notes, along with all other outstanding notes and accrued interest during the current fiscal year.

         Refinance Obligations. In connection with the sale of El Rancho, the Company refinanced the existing El Rancho indebtedness with a Fourteen Million Dollar ($14,000,000) 13% first mortgage note due SunAmerica Life Insurance Company. Orion then assumed CLND's obligations under the refinance Note due December 20, 1996, a related Deed of Trust and a related Security Agreement (collectively, the "Refinance Obligations"). The Company and LVCC conditionally guaranteed the Refinance Obligations, and in the event Orion did not repay the Refinance Obligation when due, the Company may have been required to do so. On June 4, 1996, Orion retired the existing SunAmerica obligation, and in accordance with the initial loan agreement, the Company, CLND and LVCC were released from all obligations under the Refinance Obligations.

         Notes Receivable. In connection with the sale of the El Rancho, the Company has received two promissory notes from Orion and ITB as co-makers under the notes. The first note was an 8% unsecured promissory note co-signed by Orion and ITB in the principal amount of Six Million Five Hundred Thousand Dollars ($6,500,000) which was paid in full on March 15, 1996. The second note is an 8% promissory note in the principal amount of Ten Million Five Hundred Thousand Dollars ($10,500,000), secured by a subordinated junior position in the deed of trust on the El Rancho Hotel and Casino Property. This note is due upon the successful raising of financing to develop the Property by Orion, or upon the ultimate sale of the Property. If the Property is sold through foreclosure or other forced sale or based upon mutual decision of Orion and the Company, the proceeds of such sale shall be paid in the following order of priority: (i) first, to pay in full all principal, interest and costs owing under the Refinancing Loan or any substitution or additional mortgage refinancing thereof;
(ii) second, to repay Orion for its investment in the property or any additions thereto in the amount of all cash payments comprising a part of the purchase price plus $2,000,000 and any and all reasonable documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum; (iii) third, to pay the Company the outstanding balance of principal and accrued interest owing under the Note, plus an additional $4,000,000, together with an accrued return thereon in the amount of eight percent (8%) per annum. Any excess will then be allocated fifty percent (50%) to Orion and fifty percent (50%) to the Company. As of April 30, 1996, the Company has reflected a reserve of $4,600,000 against the remaining note.

         As of April 30,1996 the Company has outstanding two (2) separate notes receivable of $1,868,000 ($3,736,000 in total) from MPTV, Inc. arising from the sale of the Company's Lake Tropicana investment. The first note bears interest at a rate of 8% per annum, is payable monthly, and is secured by a fifth position in a deed of trust on the underlying time share-project. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval is sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. The joint venture is currently reorganizing its debt position, and with such financing, is anticipated to have the funds to commence development and sale of the time-share units. It is also anticipated that with such reorganization, the Company's secured note receivable will move up to a second position. As of April 30, 1996, the Company has reflected a reserve of $2,929,511 against these notes (including a reserve for imputed interest on the non-interest bearing note).

                                            PART 11. OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS


         During the year ended October 31, 1993, the Company acquired an option to acquire Patmore Radio Broadcasting for $515,258. Notice of exercise of the option by LVEN was given in September 1993, with the closing originally scheduled to occur by March 31, 1994. The purchase price was to be paid by the cancellation of the $400,000 loan and the issuance of the Company's Common Stock in the value of $1,400,000. The Company was to forgive the loan to Patmore if the acquisition was effected; if the acquisition was not closed, $100,000 of the loan was to be repaid. Patmore alleges that the purchase option expired in March 1994, and informed the Company they consider the purchase option as terminated. The Company received $327,150 of unsolicited funds from Patmore in an effort by Patmore to terminate LVEN's right to purchase the radio station. Management became aware that Patmore subsequently attempted to sell the Station to Compass Communications on November 7, 1995. The Company obtained a temporary restraining order to block the sale of the station on February 23, 1996, however on March 6, 1996 the restraining order was dissolved, allowing Patmore the ability to proceed with its sale. Management considered its purchase option as valid, and continues to investigate and pursue various options. At various times, the Company and its subsidiaries are involved in various other matters of litigation, including matters involving settlement of fees and outstanding invoices.


         ITEM 2. CHANGES IN SECURITIES

         None


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None


         ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None


         ITEM 5. OTHER INFORMATION

         None


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a current report on Form 8-K dated January 24, 1996 to report the sale of the El Rancho property. No financial statements were filed with the Form 8-K.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Date:    June 20, 1996

                               By:      /s/ Carl Sambus
                                            Carl Sambus
                                            Executive Vice President and
                                            Chief Financial Officer (chief
                                            financial officer and accounting
                                            officer and duly authorized officer)