Form 10QSB
period 1996-07-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1996-09-20
CIK 872588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :    July 31, 1996

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number   0-21278


                     LAS VEGAS ENTERTAINMENT NETWORK, INC
                   (Exact name of small business issuer as
                          specified in its Charter)

          Delaware                                     94-3125854
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                   1801 Century Park East, Los Angeles, California    90067
  ------------------------------------------------------------------------------
                     (Address of principal executive offices)       (Zip Code)

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

                                 Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                           34,496,199
Title of Class                                   Number of Shares outstanding at
                                                 September 16, 1996

DOCUMENTS INCORPORATED BY REFERENCE: NONE

 LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES
 (A Company in the Development Stage)

 CONSOLIDATED BALANCE SHEETS


                                                 JULY 31,         OCTOBER 31,
                                                   1996               1995

           ASSETS                               UN-AUDITED)       (DERIVED FROM
                                                                     AUDITED
                                                                    FINANCIAL
                                                                    STATEMENTS)
                                        ASSETS

 CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                   $11,897,424           $ 789,338
                                               ----------           ---------
                                                                                                                         -
       TOTAL CURRENT ASSETS                     11,897,424             789,338

  ASSETS HELD FOR SALE, net of associated
      liabilities and reserves - Note 2               -             20,700,415

  LONG TERM NOTE RECEIVABLE - Note 2             5,900,000

  LONG TERM NOTES RECEIVABLE - LAKE TROPICANA      806,489             806,489

  PROGRAM INVENTORY,  Net of Amortization          980,061             805,061

  OTHER INVESTMENTS - Note 3                       726,669             370,150

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $164,118 (1996) and $78,370 (1995)        188,516             260,421

  OTHER ASSETS                                      19,500              10,770
                                               -----------          -----------

                                               $20,518,659          $23,742,644
                                              ============          ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY


  CURRENT LIABILITIES:
    ACCOUNTS PAYABLE AND ACCRUED
      EXPENSES                                 $394,945                $753,631
    PATMORE DEPOSIT                               -                     327,150
    INTEREST RESERVE - Note 2                   611,278                    -
    NOTES PAYABLE - Note 4                    1,306,983               3,612,968
    ACCRUED INTEREST PAYABLE                    141,768                 312,834
    ACCRUED OFFICER'S SALARIES                  454,239                 586,739
                                               --------               ---------
       TOTAL CURRENT LIABILITIES              2,909,213               5,593,322

  COMMITMENTS AND CONTINGENCIES - Note 2

  STOCKHOLDERS' EQUITY: - Note 5
    PREFERRED STOCK - SERIES A, AUTHORIZED
      30,000,000 SHARES,                          -                       -
      ISSUED AND OUTSTANDING -  NONE
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING  34,496,199 (1996)
     AND 28,506,816 (1995)                      34,493                   28,503
    ADDITIONAL PAID-IN CAPITAL              46,969,554               44,166,137
    DEFICIT ACCUMULATED DURING
     DEVELOPMENT STAGE                     (29,394,601)             (26,045,318)
                                          -------------            ------------
      TOTAL STOCKHOLDERS' EQUITY             17,609,446              18,149,322
                                          -------------            ------------

                                           $20,518,659              $23,742,644
                                          ============             ============

  The accompanying notes are an integral part of these consolidated financial statements.


LAS VEGAS ENTERTAINMENT
NETWORK, INC. AND SUBSIDIARIES
(A Company in the Development
Stage)

CONSOLIDATED STATEMENTS OF
OPERATIONS
(UNAUDITED)

                                                                          Cumulative
                                                                             Since
                                                                           Inception
                                                                            (Oct. 3,
                                                                             1990)
                                    THREE                NINE                 to
                                    MONTHS               MONTHS
                                 ENDED JULY 31         ENDED JULY 31,       July 31,
                               1996       1995        1996      1995         1996
 REVENUES                  $191,204   $56,800     $ 564,005   $95,552     $1,472,621

 COSTS AND EXPENSES
     Programming                 -     300,000        -       502,500      2,212,170
     Selling                     -         -           -        5,000         71,256
     General & Admin        742,459  1,740,669    2,935,420 4,494,567     14,915,115
                            ------- ---------    ---------  --------      ----------
 TOTAL COSTS AND EXPENSES   742,459  2,040,669    2,935,420 5,002,067     17,198,541

LOSS BEFORE OTHER
 INCOME AND (CHARGES)
 AND PROVISION FOR
 DISPOSAL OF ASSETS HELD
 FOR SALE                 (551,255) (1,983,869)   (2,371,415)(4,906,515) (15,725,920)

 OTHER INCOME AND (CHARGES):
 Gain (loss) on Sale
  of Securities and
  Investments                        (200,000)                               950,000
Interest Income            146,152     17,500        379,982   107,733       973,088
Other Charges - Note 5     (30,000)  (518,321)      (696,875)  752,291    (5,024,186)
Interest and Finance       (61,298)  (152,835)      (660,975) (370,445)   (1,567,583)
                         ---------   ---------      -------- ---------    ----------
 TOTAL OTHER INCOME AND
   (CHARGES)               54,854     (853,656)     (977,868)  489,579    (4,668,681)
                         ---------   ---------      --------- -------     ----------
NET LOSS BEFORE
 PROVISION FOR
 DISPOSAL OF
 ASSETS HELD FOR SALE    (496,401)  (2,837,525)   (3,349,283)(4,416,936)  (20,394,601)

PROVISION FOR DISPOSAL
 OF ASSETS HELD
 FOR SALE - Note 2                                                         (9,000,000)
                          --------   ----------    ---------- ----------   -----------

 NET LOSS               $(496,401) $(2,837,525)   $(3,349,283)$(4,416,936 $(29,394,601)
                         ========== ============   ========== ==========  ============
WEIGHTED AVERAGE
 NUMBER OF
 SHARES OF
 COMMON STOCK
 OUTSTANDING            34,965,247 24,079,563     32,724,078  20,618,595   7,130,539
                        ========== ==========     ==========  ==========   =========


LOSS PER SHARE OF
 COMMON STOCK            $(0.01)     $(0.12)       $(0.10)      $(0.21)      $(4.12)
                        =========  ==========     ==========   ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


LAS VEGAS ENTERTAINMENT NETWORK,
INC. AND SUBSIDIARIES
(A Company in the DevelopmentStage)

CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIENCY)
INCEPTION (OCTOBER 3, 1990) T0 JULY 31, 1996
(UNAUDITED)

                                                                        Deficit
                                           Common                      Accumulated
                                           Stock            Additional   During
                                     Number                 Paid-in    Development
                                   of Shares    Amount      Capital       Stage      Total
                                   ---------   ------     ---------  ----------  --------
Issuance of Common Stock for;
 Cash and Contribution of
 Office Equipment                   2,150,000    $2,150       $11,150       $-        $13,300

Net Loss for the Year Ended                                                   (500)      (500)
October 31 , 1990
                                   ----------    ------       -------      -------     -------
BALANCE - October 31, 1990          2,150,000     2,150        11,150         (500)     12,800

Net Loss for the Year Ended                                                (16,871)    (16,871)
October 31, 1991
                                   ----------    ------        ------     --------    --------
BALANCE - October 31, 1991          2,150,000     2,150        11,150      (17,371)     (4,071)

Sales of Common Stock, Initial
Public Offering                     1,909,000     1,909     4,655,332                 4,657,241
Issuance of Common Stock for           60,000        60       178,740                   178,800
Services
Net Loss for the Year Ended                                               (601,438)    (601,438)
October 31, 1992
                                   ------------   -----     ---------     --------    ---------
BALANCE - October 31, 1992          4,119,000     4,119     4,845,222     (618,809)   4,230,532

Issuance of Common Stock for          107,250       107       380,565                   380,672
Services
Sales of Common Stock               9,341,330     9,341    23,942,149                23,951,490
Exercise of A Warrants                308,615       309     1,234,151                 1,234,460
Stock Issued for Investments          450,000       450       849,550                   850,000
Net Loss for the Year Ended
October 31, 1993                                                        (2,711,585)  (2,711,585)
                                  -----------    ------    ----------   ----------  -----------
BALANCE - October 31, 1993         14,326,195    14,326    31,251,637    3,330,394   27,935,569

Issuance of Common Stock for          613,000       614       921,867                   922,481
Services
Sales of Common Stock               1,380,021     1,380     1,352,861                 1,352,861
Stock Issued for Investments        2,300,000     2,300     2,997,700                 3,000,000
Return of Shares on El Rancho        (350,000)     (350)     (699,650)                 (700,000)
Return of Escrow Shares              (750,000)     (750)          750                     -
Conversion of Debt                  1,368,384     1,368     1,048,632                 1,050,000
Net Loss for the Year Ended
October 31, 1994                                                        (5,053,498)   5,053,498)
                                   ----------    ------    ----------  -----------  -----------
BALANCE - October 31, 1994         18,887,600    18,888    36,872,417   (8,383,892)  28,507,413

Issuance of Common Stock for        3,081,500     3,081     3,006,508                 3,009,589
Sales of Common Stock                 592,858       593       399,409                   400,002
Conversion of Debt                  5,944,858     5,941     3,887,803                 3,893,744
Net Loss for the Year Ended
October 31, 1995                                                       (17,661,426) (17,661,426)
                                   -----------   ------    ---------   -----------  -------------
BALANCE - October 31, 1995         28,506,816    28,503    44,166,137  (26,045,318)  18,149,322

Issuance of Common Stock for
Services                            3,277,588     3,278    1,695,857                  1,699,135
Sales of Common Stock               2,500,000     2,500      945,000                    947,500
Conversion of Debt                    604,651       605      251,895                    252,500
Repurchase of Common Stock           (392,856)     (393)    (154,607)                  (155,000)
Issuance of Warrants                                         170,800                    170,800
Repurchase of Warrants                                      (105,528)                  (105,528)
Net Loss for the Nine Months
Ended July 31, 1996                                                     (3,349,283)  (3,349,283)
                                   ----------   -------   ---------   ------------   ------------

BALANCE - July 31, 1996            34,496,199   $34,493  $46,969,554  $(29,394,601)  $17,609,446
                                   ==========   ======= ============  ============   ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

LAS VEGAS ENTERTAINMENT NETWORK,
INC. AND SUBSIDIARIES
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                        Cumulative
                                                                                          Since
                                                                                         Inception
                                          Three                     Nine                   (Oct. 3,
                                         Months                    Months                   1990)
                                         Ended                     Ended                      to
                                         July                       July                      July
                                         31,                         31                        31,
                                    1996       1995            1996          1995               1996
                                   ------     ------          ------       ------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                           $(496,400)  $(2,837,525)  $(3,349,283) $(4,416,936)   $(29,394,602)
Depreciation                          17,976                      85,492                      164,185
Amortization of Program Inventory                  300,000                    500,000       1,284,060
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   (Increase) Decrease in ;
     Prepaid Expenses                      -       756,764                  1,153,244)
     Accounts Receivable                                                                   (762,975)
     Program Inventory              (175,000)                   (175,000)                 (2,264,121)
     Other Assets                          -        10,428        (8,730)                      58,475
    Increase (Decrease) in;
      Accounts Payable               119,567    (1,079,187)     (358,685)    (944,963)       979,797
      Accrued Expenses                              81,143                    192,397        528,145
      Accrued Officer's Salaries     (67,500)     (112,500)     (132,500)      62,500        454,239
                                   ---------    -----------     ---------    --------   ------------
CASH USED IN OPERATING ACTIVITIES   (601,357)   (2,880,877)   (3,938,706)  (5,760,246)   (28,952,797)

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Marketable securities                            372,706                    364,021             -
  Repayment of Loans Receivable                    (19,630)                                 2,100,000
  Advances/Deposits - Acquisitions    69,831                    (683,669)                 (3,762,441)
  CountryLand Hotel                                           36,500,000
  Pre-Opening Expenses -                           688,465     3,847,450   (1,516,723)
  Capitalized Interest -                                       3,447,860
  Reserve on CountryLand Hotel                                (9,000,000)
  Sale of Lark Landing                                                                     1,500,000
  Writedown of Investments                          72,850                    564,839       1,421,501
  Loan Receivable - Distributor                                                             (770,000)
  Reserve on Loan Receivable -
   Distributor                                                                             1,012,300
  Accounts Payable - Lark Landing                                                           (500,000)
  Proceeds from sale of
   Marketable securities                                                                     151,959
  Loss on securities held for sale                                                           533,048
  Acquisition of Office Equipment       (307)       (4,299)      (13,588)     177,856        (342,713)
                                   ---------      ---------    ----------    ----------      ----------             -
CASH  PROVIDED BY (USED IN)
INVESTING ACTIVITIES                 69,524      1,110,092    34,098,053     (410,007)      1,343,654

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Issuance of Notes Payable                                      850,000      900,706     10,215,953
  Repayment of  Notes Payable        (1,486)                  (2,905,984)                 (4,908,970)
  Issuances and Sales of Common
   Stock                           (385,000)     1,202,304     2,646,635    4,729,535     41,712,665
  Issuances of Warrants, net                                      65,272                      65,272
  Repurchase of Stock                      -                    (155,000)                   (155,000)
  (Increase) Decrease in Deferred                  100,000                    142,019             -
   Offering Costs
  Issuance of Notes and Loans
   Receivable                                                (12,400,000)                (14,700,000)
  Collections on Notes and Loans           -
   Receivable                                                  6,500,000                   6,500,000
  Assessment Payable -
   CountryLand                                                  (331,144)
  Interest Payable                    60,293                    (168,567)                    165,369
  Loan payable - CountryLand                                 (13,350,001)
  Interest Payable - CLND                                       (413,750)
  Interest Reserve                   611,278                     611,278                     611,278
                                   ----------   ---------    ------------   -----------   -----------
 CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES               285,085     1,302,304   (19,051,261)   5,772,260      39,506,567

INCREASE (DECREASE) IN CASH         (246,748)     (468,481)   11,108,086     (397,993)     11,897,424

CASH BALANCE - BEGINNING          12,144,172       671,038       789,338      600,550

                                  ----------      --------   -----------    ---------     ----------=        -
CASH BALANCE - ENDING             $11,897,424     $202,557   $11,897,424     $202,557      $11,897,424
                                  ===========     ========   ===========    ==========    ============             =
NON-CASH TRANSACTIONS
Conversion of Notes Payable and
 Accrued Interest to Equity                                    $260,000                     $5,269,244
Accrued Interest and Fees - El
Rancho                                                          695,832                      1,447,726
Common Stock Issued for Services                                                             3,700,000
Reclassification of Patmore                                     327,100                        327,100

CASH PAID FOR
 Interest                                                        84,473                     1,418,581

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1995.


2.   HOTEL AND CASINO PROPERTY

     On January 22, 1996 the Company sold the assets and certain liabilities of the El Rancho Hotel and Casino to Orion Casino Corporation ("Orion"), a wholly-owned subsidiary of International Thoroughbred Breeders Inc. ("ITB"), for consideration of Forty-Three Million Five Hundred Thousand Dollars ($43,500,000). The Company also received a fifty percent (50%) interest in the future adjusted cumulative cash flow from the Property, if any , of up to $160,000,000 (see below). The purchase price was paid as follows: (i) Twelve Million Five Hundred Thousand Dollars ($12,500,000) paid at closing in cash;
(ii) an 8% unsecured promissory note in the principal

                    LAS VEGAS ENTERTAINMENT NETWORK, INC.
                    ( A Company in the Development Stage)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amount of Six Million Five Hundred Thousand Dollars ($6,500,000) which was paid in full on March 15, 1996; (iii) an 8% promissory note in the principal amount of Ten Million Five Hundred Thousand Dollars ($10,500,000), secured by a subordinated junior position in the assets of the Property (which may be further subordinated if additional borrowing is made against the Property), and is due upon the successful raising of financing to develop the Property, or upon the ultimate sale of the Property, and (iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000. As of July 31, 1996, the Company has reflected a reserve of $4,600,000 against the remaining note.

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

     The El Rancho property had been  encumbered by a first mortgage  promissory note in the face amount of $12,000,000, which was initially due November 24, 1994, and was secured by the real and personal property assets comprising the former El Rancho Hotel & Casino. On January 22, 1996, the Company replaced this loan with a one year, 13%, $14,000,000 mortgage note, secured by a first deed of trust on the El Rancho Property, due SunAmerica Life Insurance Company. In connection therewith, the Company issued to SunAmerica 1,912,588 shares of its Common Stock. This note was assumed by Orion as part of the El Rancho sale agreement. As part of the sale agreement, the Company agreed to co-guarantee the assumed note for a certain amount of time. The SunAmerica note has subsequently been retired by Orion, and in accordance with the agreement, 500,000 shares of the Company's Common Stock have been returned, and the co-guarantee of the note by LVEN has been released. In addition to the above, the Company initially agreed to be responsible for one-half (1/2) of the interest on the refinance loan, limited to its original stated maturity of one year at 13% interest per annum. Such funds, aggregating $950,000, were escrowed at closing of the sale of the El Rancho. Concurrent with the subsequent refinancing of the SunAmerica loan by Orion on June 4, 1996, $611,000 of this amount was returned to LVEN. The Company has reflected this amount as an interest reserve until a final settlement is made with Orion as to how much of this interest (which related to the original refinance term through December 22, 1996) will be the responsibility of the Company.

     The Company recorded a reserve of $9,000,000 as of October 31, 1995 to reflect the net realizable value of the El Rancho Hotel and Casino based on the January 22, 1996 sale. No further adjustments were made during the three months or nine months ended July 31, 1996 to reflect the sale of the Property. The net assets of the Property have been segregated on the Balance Sheet as of October 31, 1995 as "Assets Held for Sale."


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

                    LAS VEGAS ENTERTAINMENT NETWORK, INC.
                    ( A Company in the Development Stage)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




4.   NOTES  PAYABLE

     Notes payable consist of the following as of July 31, 1996 and October 31, 1995;


                                       1996               1995
                                   --------            -------
     (A)  BP Group                 $ -                $1,325,000
     (B)  UK Foods                   -                  1,500,000
     (C)  Convertible Bridge Loans  1,300,248          778,000
     (D)  Other                                            9,968
                                     --------         ----------

            Total                    $1,306,983        $3,612,968
                                     ==========        ==========

(A) The BP Group note consisted of a $1,325,000, 8% unsecured bridge loan. The note and all outstanding interest was repaid in full on February 20, 1996.

(B) The UK Foods note consisted of a $1,500,000, 8% unsecured bridge loan to LVCC (the Company's wholly owned subsidiary). The note and all outstanding interest was repaid on January 31, 1996.

(C) Convertible bridge loans consist of various one-year unsecured notes. The notes accrue interest at a rate of 8% per annum until the principal and accrued interest become due and payable at various dates prior to July 31, 1997. The notes and any accrued interest are convertible at the lender's option into shares of the Company's common stock at a price of $1.25 per share, or approximately 90% of the market price, which ever is less, at any time prior to the repayment by the Company. Subsequent to July 31, 1996, $250,000 of these notes have been repaid by the Company.


5.   OTHER

     In connection with arranging the financing of the sale of the El Rancho, the Company issued 1,912,588 shares of its common stock to SunAmerica Insurance (the lender providing the replacement mortgage financing, see Note 2). This loan has subsequently been retired by Orion, and in accordance with the loan agreement, as the loan was repaid in six (6) months or less, SunAmerica has returned 500,000 of these shares to the Company. The Company has no obligation to issue any additional shares to SunAmerica. Additionally, during the nine months ended July 31, 1996 (none during the three months ended July 31, 1996), the Company; (i) sold 2,500,000 shares of its Common Stock during January 1996 in a series of private placements made to non-U.S. purchasers, under an exemption under the Securities Act of 1933, (ii) issued 1,865,000 shares of stock for services and settlement of amounts due, and (iii), issued 604,651 shares of its Common Stock in November 1995 to extinguish outstanding convertible bridge notes payable and accrued interest. During the nine months ended July 31, 1996, the Company reacquired from certain individuals, or had returned to it, 892,856 shares of its outstanding Common Stock, including the 500,000 SunAmerica shares.

     In connection with arranging the financing of the sale of the El Rancho, the Company issued warrants to a third party to purchase 400,000 shares of its Common Stock at $.10 per share (see Note 2). In connection with the repayment of the UK Foods debt obligations (Note 4), the Company re-acquired certain outstanding warrants for $105,208. Included in other charges as of July 31, 1996 is $625,000 which represents the value of cash, 800,000 restricted shares of the Company's Common Stock and 167,000 shares of Common Stock of Satellite Networks Inc., a newly formed subsidiary (see Note 1) paid in connection with arranging certain financing.

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

       On January 22, 1996, the Company's CountryLand Properties Inc. subsidiary sold the El Rancho to Orion Casino Corporation, a subsidiary of International Thoroughbred Breeders, Inc. for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho to develop a multi - casino project, for which the Company's wholly-owned subsidiary, Casino-Co, has the option of developing one of the casinos. As part of the sale agreement, once the Property is opened and invested amounts have been recouped by Orion and the Company, which the Company can provide no assurance will be achieved, Casino-Co will also receive a continuing fifty percent (50%) interest in the adjusted cumulative cash flow from the operation of the Property as so developed for a period of six (6) years following the opening of the first casino on the Property, and thereafter a twenty-five percent (25%) interest in the adjusted cash flow until such time as the Company has received an aggregate of One Hundred Sixty Million Dollars ($160,000,000). In addition, commencing with the development of the Property, the Company's Las Vegas Communications Corporation subsidiary ("LVCC") was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional fees.

       On July 24, 1993, the Company acquired for $806,488, a 45% interest in a venture which owns the Lake Tropicana 184 unit apartment complex in Las Vegas, Nevada. The complex is being converted into a vacation interval ownership (time-share) project. During 1994, the managing general partner of the joint venture, a subsidiary of MPTV, Inc., agreed to purchase one-half of the Company's interest (22.5%) for $1,868,643. The purchase price was payable by a promissory note bearing interest at a rate of 8% per annum, secured by a deed of trust on the property. During 1994 the managing general partner filed for bankruptcy protection. During 1995, the project emerged from bankruptcy protection and reorganized its debt with its creditors . As part of the reorganization, the Company replaced its original $1,868,000 principal note for a new note of the same amount dated March 22, 1995, and sold to MPTV its remaining 22.5% interest in the project for an additional note of $1,868,000. Accordingly, as of July 31, 1996, Notes Receivable, Lake Tropicana represents two (2) separate notes payable to the Company with a face value of $1,868,000 each (which have been reflected on the Company's balance sheet, net of applicable reserves, at $806,489 as of July 31, 1996 and October 31, 1995). See "Liquidity and Capital Resources - Notes Receivable".

       The Company presently has three (3) operating subsidiaries: Casino-Co, which in connection with the sale of the El Rancho will maintain the continuing interest in the cumulative adjusted cash flow from operations of the property and has the option of developing a casino on the site; Las Vegas Communications Corporation (LVCC, formerly Protex Technology, Inc.), which will maintain the entertainment contracts on the Property, and; Pacific DNS, which holds the interests in the Lake Tropicana Notes Receivable. The Company will also continue to develop, produce, market and distribute television programming.

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

       Cash Requirements. The Company's current monthly operating cash requirements are approximately $250,000, composed of general and administrative expenses, salary and consulting costs and interest payments on existing debt. The Company is also responsible for managing and paying the operating costs of the El Rancho Property, but is reimbursed by Orion on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $60,000 per month. The Company may also incur other professional fees in the development and financing of its business activities. During the nine months ended July 31, 1996, the Company made $1,476,000 in advances and deposits to certain businesses, individuals or others to secure potential acquisitions or investments ($750,000 of these advances have been returned to the Company). The Company is currently in the process of evaluating these potential acquisitions or investments. The Company will continue to make deposits or advances as it deems necessary to secure potential investments or business acquisitions.

       As of July 31, 1996, the Company had $11,897,424 in cash. Management believes that its current cash and receivables (including funds received from the sale of the El Rancho Hotel ) and potential placements of its securities will be sufficient to meet those cash requirements for the next 12 months as well as the repayment of existing debt of $1,306,983 and interest reserve of $611,278 at July 31, 1996 without regard to the successful completion of a public offering or other significant financing. However, these sources of cash may not be sufficient to enable the Company to fund the renovation, expansion and commencement of operations if it elects to develop one of the casinos at the Starship Orion site, or to fund the expansion and commencement of operations of its planned television programming. The Company may obtain such funds, if required, from a public offering or other significant financing. If a public offering or other form of financing is not successful, the Company will be required to seek other funding therefor. There can be no assurance such other funding will be available on terms satisfactory to the Company or at all.


      Results of Operations

      Three Months Year Ended July 31, 1996 Compared to the Three Months Ended
          July 31, 1995

      Revenues for the three months ended July 31, 1996 increased $134,404 to $191,204 as compared to $56,800 for the corresponding period in 1995. The increase principally represented approximately $101,206 in receipts for the three months ended July 31, 1996 earned in connection with renting out the parking facilities at the El Rancho Hotel property site as compared to none for the corresponding period in 1995. The Company also earned approximately $90,000 for the three months ended July 31, 1996 in management and entertainment fees earned from Orion in managing the El Rancho Property site. There were no corresponding management fees for the three months ended July 31, 1995. During the three months ended July 31, 1995 the Company realized approximately $56,800 in fees from miscellaneous program sources. There were no such fees earned during the three months ended July 31, 1996.

      General and Administrative expenses decreased $998,210 to $742,459 during the three months ended July 31, 1996 as compared to $1,740,669 in the corresponding period in 1995. The majority of the decrease relates in part to legal, accounting and professional fees previously incurred in connection with investigating and negotiating various alternatives to developing the El Rancho and various other business opportunities during the three months July 31, 1995. In connection therewith, professional and consulting fees decreased $563,000 to $37,000 during the quarter ended July 31, 1996 as compared to $600,000 for the corresponding period in 1995. Professional advisory and investment banking fees also decreased $157,000 to none during the three months ended July 31, 1996 as compared to $157,000 in the corresponding period in 1995. The majority of the decrease relates to 1995 fees that were incurred in preparation of certain intended underwritings, a proposed spin-off of the Company's LVCC subsidiary and public registration of its shares, and the potential spin-off of CLND. These offerings were terminated during the first quarter of 1996 given the sale of the El Rancho, but management may decide to pursue such spin-offs or offerings at a later date. Travel and related costs also decreased $138,000 to $60,000 during the three months ended July 31, 1996 as compared to $198,000 in the corresponding period in 1995.

      Offsetting the decreases above, management salaries and consulting costs increased $135,000 to $527,000 during the three months ending July 31, 1996 as compared to $392,000 in the corresponding period in 1995. The majority of the increase is due to an increase in officers' salary of $60,000 and for the accrual of $33,000 in retirement benefits under a plan which did not exist in the first three months of 1995.

       Significant general and administrative expenses are expected to continue while the Company is in the development stage.

      Interest Income and Expense. Interest income increased $128,652 to $146,152 for the three months ended July 31, 1996 as compared to $17,500 for corresponding period in 1995. The interest income relates to interest earned on the Company's cash investments, and the increase is consistent with the increase in the average cash outstanding during the three months ended July 31, 1996 as compared to the corresponding period in 1995. Interest expense and finance costs decreased $91,537 to $61,298 for the three months ended July 31, 1996 as compared to $152,835 for corresponding period in 1995. The decrease was due to;
(i) a decrease of loan fees of $60,000 which were incurred during the three months ending July 31, 1995 for which no such costs were incurred during the period ending July 31, 1996 and, (ii) a $31,888 decrease in interest expense on outstanding indebtedness in the 1996 period as compared to 1995. The decrease in interest expense is consistent with the decrease in the average indebtedness outstanding during the three months ended July 31, 1996 as compared to the corresponding period in 1995.

      Other Income and Charges. In connection with the sale of its Tunica, Mississippi based assets during 1994, the Company received 4,000,000 shares of Common Stock of Sky Scientific Inc. ("Sky"), which it held as of July 31, 1996 and 1995. These shares were initially sold by the Company during the three months ended January 31, 1995, and a gain of $1,250,000 was recognized. Due to the subsequent decline in the value of the shares, and other factors, the Company reduced this gain by approximately $500,000 during the three months ended July 31, 1995. The Company and the purchaser of the Sky shares subsequently agreed to cancel the sales agreement, and the shares were returned to the Company by October 31, 1995. The Company did not assign any value to the returned shares and subsequently recorded a loss of $500,000 for the year ended October 31, 1995 to reflect the net effect of these transactions. There were no such transactions during the quarter ending July 31, 1996.


      Nine Months Ended July 31, 1996 Compared to the Nine Months
          Ended July 31, 1995

      Revenues for the nine months ended July 31, 1996 increased by $468,453 to $564,005 during the nine months ended July 31, 1996 as compared to $95,552 for the corresponding period in 1995. The increase principally represented approximately $309,000 in receipts for the nine months ended July 31, 1996 earned in connection with renting out the parking facilities at the El Rancho Hotel property site as compared to $27,000 for the corresponding period in 1995. The Company also earned approximately $255,000 for the nine months ended July 31, 1996 in management and entertainment fees earned from Orion in managing the El Rancho Property site. There were no corresponding management fees for the nine months ended July 31, 1995. During the nine months ended July 31, 1995 the Company realized approximately $68,000 in fees from miscellaneous program sources. There were no such fees earned during the nine months ended July 31, 1996.

      General and Administrative expenses decreased $1,559,147 to $2,935,420 during the nine months ended July 31, 1996 as compared to $4,494,567 in the corresponding period in 1995. The majority of the decrease relates in part to legal, accounting and professional fees previously incurred in connection with investigating and negotiating various alternatives to developing the El Rancho and various other business opportunities during the first nine months of 1995. In connection therewith, professional and consulting fees decreased $1,365,000 to $325,000 during the quarter ended January 31, 1996 as compared to $1,690,000 for the corresponding period in 1995. Professional advisory and investment banking fees also decreased $363,000 to $50,000 during the nine months ended July 31, 1996 as compared to $413,000 in the corresponding period in 1995. The majority of the decrease relates to 1995 fees that were incurred in preparation of certain intended underwritings, a proposed spin-off of the Company's LVCC subsidiary and public registration of its shares, and the potential spin-off of CLND. These offerings were terminated during the first quarter of 1996 given the sale of the El Rancho, but management may decide to pursue such spin-offs or offerings at a later date.

      Offsetting the decreases above, management salaries and consulting costs increased $329,000 to $1,319,000 during the nine months ending July 31, 1996 as compared to $990,000 in the corresponding period in 1995. The increase is due to an increase in officers' salary of $150,000, and for the accrual of $93,000 in retirement benefits under a plan which did not exist in the first nine months of 1995.

       Significant general and administrative expenses are expected to continue while the Company is in the development stage.

      Interest Income and Expense. Interest income increased $272,248 to $379,982 for the nine months ended July 31, 1996 as compared to $107,733 for corresponding period in 1995. The majority of the increase relates to (i) interest of $75,000 earned on the Company's receivables due from Orion during the nine months ended July 31, 1996, for which there was none in the comparable period in 1995, and (ii) interest of $305,000 earned on the Company's cash investments during the nine months ended July 31, 1996 as compared to $50,000 in the comparable period in 1995. The increase in interest income is consistent with the increase in the average cash outstanding during the nine months ended July 31, 1996 as compared to the corresponding period in 1995. Interest expense and finance costs increased $290,530 to $660,975 for the nine months ended July 31, 1996 as compared to $370,445 for corresponding period in 1995. The increase was due to; (i) loan fees of $446,000 incurred during the nine months ended July 31, 1996 to provide for certain stand-by financing and upon repayment of certain outstanding debt as compared to loan fees of $78,500 for the corresponding period in 1995, offset by (ii) a $17,000 increase in interest expense on outstanding indebtedness. The increase in interest expense is consistent with the increase in the average indebtedness outstanding during the nine months ended July 31, 1996 as compared to the corresponding period in 1995.

      Other Income and Charges. Included in other charges as of July 31, 1996 is $625,000 which represents the value of cash, 800,000 restricted shares of the Company's Common Stock and 167,000 shares of Common Stock of Satellite Networks Inc., a newly formed subsidiary, paid in connection with arranging certain financing.

        In connection with the sale of its Tunica, Mississippi based assets during 1994, the Company received 4,000,000 shares of Common Stock of Sky Scientific Inc. ("Sky"), which it held as of January 31, 1996 and 1995. These shares were sold by the Company during the nine months ended January 31, 1995, and a gain of $1,250,000 was recognized. Due to the subsequent decline in the value of the shares, and other factors, the Company reduced this gain by $500,000 in the three months ended July 31, 1995. The Company and the purchaser of the Sky shares subsequently agreed to cancel the sales agreement, and the shares were returned to the Company by October 31, 1995. The Company did not assign any value to the returned shares and subsequently recorded a loss of $500,000 for the year ended October 31, 1995 to reflect the net effect of these transactions. There were no such transactions during the quarter ending January 31, 1996.

      Disposal of El Rancho Hotel and Casino. On January 22 , 1996, the Company sold the El Rancho to Orion Casino Corporation for consideration of Forty-Three Million Five Hundred Thousand Dollars ($43,500,000) of cash, notes and assumption of existing indebtedness. The Company has previously reflected the effects of the above transaction as if it had occurred as of October 31, 1995 and accordingly provided a reserve as of that date of $9,000,000 for accounting purposes reflecting an adjustment to the net realizable value of the El Rancho Property. No further adjustments were made during the six-months ended July 31, 1996. The tax effects and benefits of the sale will be accounted for in the fiscal year ending October 31, 1996 based upon the ultimate satisfaction of the notes receivable.


      Liquidity and Capital Resources

      The Company's cash requirements to date have been funded from proceeds received in connection with the sale of the El Rancho Hotel, shares of its Common Stock, warrants and short-term borrowing. The Company's cash has been used for selling, general and administrative expenses and for investments.

      During the nine months ended July 31, 1996 (but none during the three months ended July 31, 1996), the Company; (i) received net proceeds of $945,000 during January 1996 in a series of private placements made to non-U.S. purchasers, under an exemption under the Securities Act of 1933, (ii) issued $1,695,857 of its Common Stock for services provided, and (iii) issued 604,651 shares of its Common Stock in November 1995 to extinguish outstanding convertible bridge notes payable and accrued interest.

      As of July 31, 1996, the Company had outstanding $1,306,983 of notes and loans payable which become due during the current fiscal year. Subsequent to July 31, 1996, the Company repaid $250,000 of these notes. The Company intends to repay the remaining notes, along with all other outstanding notes and accrued interest during the current fiscal year.

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

      Notes Receivable. In connection with the sale of the El Rancho, the Company received two promissory notes from Orion and ITB as co-makers under the notes. The first note was an 8% unsecured promissory note co-signed by Orion and ITB in the principal amount of Six Million Five Hundred Thousand Dollars ($6,500,000) which was paid in full on March 15, 1996. The second note is an 8% promissory note in the principal amount of Ten Million Five Hundred Thousand Dollars ($10,500,000), secured by a subordinated junior position in the deed of trust on the El Rancho Hotel and Casino Property. This note is due upon the successful raising of financing to develop the Property by Orion, or upon the ultimate sale of the Property. If the Property is sold through foreclosure or other forced sale or based upon mutual decision of Orion and the Company, the proceeds of such sale shall be paid in the following order of priority: (i) first, to pay in full all principal, interest and costs owing under the Refinancing Loan or any substitution or additional mortgage refinancing thereof;
(ii) second, to repay Orion for its investment in the property or any additions thereto in the amount of all cash payments comprising a part of the purchase price plus $2,000,000 and any and all reasonable documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum; (iii) third, to pay the Company the outstanding balance of principal and accrued interest owing under the Note, plus an additional $4,000,000, together with an accrued return thereon in the amount of eight percent (8%) per annum. Any excess will then be allocated fifty percent (50%) to Orion and fifty percent (50%) to the Company. As of July 31, 1996, the Company has reflected a reserve of $4,600,000 against the remaining note.

      As of July 31,1996 the Company has outstanding two (2) separate notes receivable of $1,868,000 ($3,736,000 in total) from MPTV, Inc. arising from the sale of the Company's Lake Tropicana investment. The first note bears interest at a rate of 8% per annum, is payable monthly, and is secured by a fifth position in a deed of trust on the underlying time- share project. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval is sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. The joint venture is currently reorganizing its debt position, and with such financing, is anticipated to have the funds to commence development and sale of the time-share units. It is also anticipated that with such reorganization, the Company's secured note receivable will move up to a second position. As of July 31, 1996, the Company has reflected a reserve of $2,929,511 against these notes (including a reserve for imputed interest on the non-interest bearing note).

                          PART 11. OTHER INFORMATION


      ITEM 1. LEGAL PROCEEDINGS

      During the year ended October 31, 1993, the Company acquired an option to acquire Patmore Radio Broadcasting for $515,258. Notice of exercise of the option by LVEN was given in September 1993, with the closing originally scheduled to occur by March 31, 1994. The purchase price was to be paid by the cancellation of the $400,000 loan and the issuance of the Company's Common Stock in the value of $1,400,000. The Company was to forgive the loan to Patmore if the acquisition was effected; if the acquisition was not closed, $100,000 of the loan was to be repaid. Patmore alleges that the purchase option expired in March 1994, and informed the Company they considered the purchase option as terminated. The Company received $327,150 of unsolicited funds from Patmore in an effort by

Patmore to terminate LVEN's right to purchase the radio station. Management became aware that Patmore subsequently attempted to sell the Station to Compass Communications on November 7, 1995. The Company obtained a temporary restraining order to block the sale of the station on February 23, 1996, however on March 6, 1996 the restraining order was dissolved, allowing Patmore the ability to proceed with its sale. Management considered its purchase option as valid, and continues to investigate and pursue various options.

      In July, 1996, an unaffiliated third party filed a complaint against the company seeking payment of consulting fees, a success fee and recovery of certain damages due him under terms of a 1992 retainer agreement. The Company believes there are no funds due, and that the case is without merit. Management intends to vigorously defend the lawsuit. At various times, the Company and its subsidiaries are involved in various other matters of litigation, including matters involving settlement of fees and outstanding invoices.


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


                                     Date: September 16, 1996

                                     By:   /s/ Carl Sambus
                                           Carl Sambus  Executive Vice President
                                           and Chief  Financial  Officer  (chief
                                           financial   officer  and   accounting
                                           officer and duly authorized officer)