Form 10KSB
period 1996-10-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1997-02-13
CIK 872588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended October 31, 1996

                                       or

     [] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________ to _______________

Commission file number 0-21270

                      LAS VEGAS ENTERTAINMENT NETWORK, INC.
               -------------------------------------------------
              (Exact name of small business issuer in its charter)

          DELAWARE                                 94-3123854
        --------------                     ------------------------
(State of Incorporation)                (IRS Employer Identification No.)


                       1801 Century Park East, 23rd Floor
                          Los Angeles, California         90067
               ----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                                 (310) 551-0011
               ----------------------------------------------------
               Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:        None
                                                             ----------------

Securities  registered  pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES   X        NO


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

      State issuer's revenues for its most recent fiscal year: - $291,200

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $15,016,090 computed on the basis of the average bid and asked prices of the Common Stock of $0.44 per share as reported by NASDAQ on January 31, 1997.

     Number of common shares outstanding of the issuer's classes of Common Stock as of January 31, 1997: 34,898,349

DOCUMENTS INCORPORATED BY REFERENCE:  NONE


--------------------------------------------------------------------------------

                          PART I


Item 1.DESCRIPTION OF BUSINESS

General

Background and Business and Basis of Presentation

      Las Vegas Entertainment Network ("LVEN", "the Company") is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company's primary project to date was the renovation, expansion and redevelopment of the El Rancho Hotel (the "El Rancho" or the "Property"), a 1,006 room hotel and casino located on 20.86 acres in Las Vegas, Nevada which was acquired on November 24, 1993, and subsequently sold on January 22, 1996. The Company is also active in the development of media related opportunities, including formulating a business plan to develop, produce, market and distribute television and video programming. The Company is also investigating other potential businesses for acquisition in the gaming, entertainment, lodging or communications industry.

      The Company, as formed in October 1990, developed, produced and distributed television programming featuring entertainment in Las Vegas, Nevada. The Company changed its focus to the gaming industry in 1993 with the acquisition of the El Rancho Hotel and Casino for $36,500,000. However, on January 22, 1996, the Company sold the El Rancho to Orion Casino Corporation ("Orion"), a subsidiary of International Thoroughbred Breeders, Inc. ("ITB") for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho to develop and open the Property as an international country music attraction called "CountryLand, USA", a major hotel and casino destination. As part of the sale agreement, once the Property is opened and invested amounts have been recouped by Orion and the Company, which the Company can provide no assurance can be achieved, the Company will receive as additional consideration for entering into the sale agreement (but not as part of the Purchase Price for the assets) a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of One Hundred Sixty Million Dollars ($160,000,000), but only after Orion and the Company first receive 100% of the adjusted cash flow until all invested amounts have been recouped.
 In addition, commencing with the development of the Property, the Company's Las Vegas Communications Corporation subsidiary ("LVCC") was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional commissions.

      The Company presently has two (2) operating subsidiaries: Casino-Co, which in connection with the sale of the El Rancho will maintain the continuing interest in the adjusted cash flow of the property; and, LVCC, which in connection with the sale of the El Rancho, will maintain the entertainment contracts on the Property, and will also continue to develop, produce, market and distribute television and video programming.

Casino and Gaming Operations

          On November 24, 1993, the Company acquired the El Rancho Hotel and Casino property in Las Vegas, Nevada. The Property had been closed before its acquisition by the Company and was never operated by the Company. The casino and gaming activities of the Company to date had been limited to managing the El Rancho property site, developing site construction and architectural plans for the renovation and expansion of the hotel as well as obtaining the necessary permits and approvals, and arranging for potential financing, equity or joint ventures to further develop and renovate the property.

          On January 22, 1996, the Company sold the assets and liabilities of the El Rancho to Orion Casino Corporation, a wholly-owned subsidiary of International Thoroughbred Breeders, Inc., for consideration of $43,500,000. The Purchase Price was paid as follows: (i) $12,500,000 paid at closing in cash;
(ii) issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 which was paid in full on March 15, 1996; (iii) issuance of an 8% promissory note in the principal amount of $10,500,000, co-signed by Orion and ITB (see "Item 6 Management's Discussion and Analysis - Notes Receivable"), and
(iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000, (the "Refinance Obligation"). In addition, once the property has been developed, of which the Company can provide no assurance can be achieved, the Company will share in a percentage of the on-going adjusted cumulative cash flow from the operation of the property up to $160,000,000)as defined above.

          On January 15, 1997 ITB announced that they had received a $100,000,000 funding proposal, the proceeds of which will be used, in part, for the renovation and opening of the former El Rancho Hotel and Casino site as an international country music attraction called "CountryLand USA", a major destination hotel and casino. The proposed funding is subject to the execution of a definitive loan agreement between ITB and the proposed lender, which the Company can give no assurance will be made. The proceeds of this loan are anticipated to be sufficient to renovate and reopen the Property site, as well as repay the Company's remaining outstanding note receivable. ITB had previously announced that it intended to develop the El Rancho property under a "Starship Orion" multiple-casino theme. It was estimated that the total cost of completion would be approximately 1 billion dollars and that ITB intended to develop the property with up to as many as six partners. ITB had not engaged any partners for its "Starship Orion" theme development, and will now develop the property under a more modest "CountryLand, USA" theme.

          In accordance with the initial sale agreement,  if by October 25, 1996
(i) Orion had not closed on or received permanent financing and obtained the required lease commitments to develop the "Starship Orion", and (ii) and had not closed or received a firm commitment for alternative financing to develop the Property, and if the Company had arranged for the refinancing and also placed into an escrow account amounts sufficient to cover the financing and carrying costs of the property for either a six month or year period (the "option period"), LVEN may either (i) appoint and authorize a reputable commercial real estate broker to sell the property at an amount, after expenses, in excess of the underlying mortgage and invested amounts of both Orion and LVEN, or (ii) arrange on behalf of Orion, in conformity with prevailing financing terms and conditions for a major Las Vegas hotel/casino project, alternative financing of not less than fifty-five million dollars ($55,000,000). On October 25, 1996, LVEN advised that it was asserting its rights afforded during the Option Period by arranging the prescribed escrow account. On October 28, 1996, ITB announced that LVEN forfeited its rights with respect to the purchase agreement because they believed LVEN failed to satisfy certain contractual preconditions. LVEN advised ITB that it contested its position. On February 2, 1997, the Company and ITB announced that they had settled their disagreement. As described above, and with the assistance of the Company, ITB has announced its plans for the development of the Property as "CountryLand, USA", and had received a proposal for $100 Million of financing which will be used, in part, for such development. If the Property is not developed, or if the expected funding is not completed, the Company believes it still maintains the rights under the option period described above. In connection therewith, the Company has engaged an investment banking firm, Standard Capital Group Inc., to seek funding necessary to provide the alternative financing described above.

          The Company is actively seeking other investments and acquisitions in the gaming and lodging industries, and currently has several projects under consideration, subject to further due-diligence and analysis. These investments may include acquiring interests in casinos, hotels or other ancillary businesses in the gaming industry. The Company can give no assurance that any of these contemplated transactions will close or occur as the successful closing of any of the contemplated transactions is subject to many variable factors, a significant number of which are outside the control of the Company. The Company will also continue to manage its cash flow interest as described above in the former El Rancho Property site.

Las Vegas Gaming Market and Marketing

       Although there are various segments to the Las Vegas gaming market, the largest segment in terms of revenue and the one in which the hotel to be developed on the El Rancho site will compete is comprised of the hotel casinos located in the heart of Las Vegas on Las Vegas Boulevard South, also known as the Las Vegas Strip. Some of the newer hotel casinos on the Strip have attempted to broaden their appeal to families and repeat visitors by adoption of a theme-park atmosphere.

Competition

      The gaming industry in the United States and Canada has experienced rapid growth in recent years, and has not been limited to the traditional areas of Nevada and Atlantic City, New Jersey. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Montana, Nevada, New Jersey, South Dakota, and in Windsor, Ontario, Canada, as well as on Indian lands in certain states. Other jurisdictions may legalize gaming in the near future. New or expanded operations by other persons can be expected to increase competition for the Company's proposed gaming operations and could result in the saturation of gaming markets. In particular, casinos and other gaming businesses in Las Vegas, Nevada compete directly with those in Laughlin and Henderson, Nevada, which are rapidly expanding markets. In addition, several jurisdictions in various states have received proposals to permit Indian tribes to designate Indian land for the purpose of building gaming facilities. As new gaming opportunities arise, new or expanded operations by others can be expected to increase competition for the Company, and any other gaming operations which the Company may develop or acquire could result in the saturation of gaming markets. The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of whom may have greater financial, management and other resources than the Company.

      Broadly, the Company will compete with all hotel casinos in the Las Vegas area and in other cities in Nevada for its gaming and hotel customers, including several which have recently opened or have undergone or are undergoing major expansions. Competition in the Las Vegas hotel casino industry is based on location, price, ambience, quality of accommodations and facilities, and ancillary attractions such as shows or amusement facilities. As of December 31, 1996, there were approximately 99,000 hotel rooms in Las Vegas, with approximately 11,200 rooms being added in 1997. The Property's most direct competition will be with other major hotel casinos in Las Vegas, namely the MGM Grand, Treasure Island, The Mirage, The Riviera Hotel & Casino, Caesars Palace, Luxor, Excalibur Hotel & Casino, Tropicana Resort & Casino, Circus Circus, Sahara Hotel & Casino, Frontier, Stardust Resort & Casino, Aladdin Hotel, Desert Inn, Sands Hotel & Casino, Flamingo Hilton Las Vegas, Bally's Casino Resort Las Vegas, Hacienda Resort Hotel & Casino, Imperial Palace Hotel & Casino, and Harrah's Las Vegas. As compared to these hotel casinos, the Hotel developed on the El Rancho site will have slightly fewer rooms than the average, and will be more highly leveraged and less well financed and established than some of its competitors. Several large hotel casinos have recently opened or will soon open in Las Vegas, and the effect of such openings and the increased number of hotel rooms will increase competition.

Governmental Regulation - Nevada Gaming

          The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and to licensing and regulatory control by the Nevada Gaming Authorities. The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (i) the character of persons having any direct or indirect involvement with gaming, (ii) application of appropriate accounting practices and procedures, (iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal fiscal affairs and the safeguarding of assets and revenues, (iv) record keeping and reporting to the Nevada Gaming Authorities,
(v) fair operation of games, and (vi) the raising of revenues through taxation and licensing fees.

          The Company must register with the Nevada Gaming Commission and be found suitable and be granted all requisite licenses under the terms of the Nevada Act to conduct a nonrestricted gaming operation in Nevada. The sale of alcoholic beverages and the operation of a gaming establishment by the Company in Las Vegas is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and not transferrable. The agencies have the full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocations would) have a material adverse effect upon the operations of the Company.

          The Company, or its subsidiaries, and Orion intend to apply for the necessary governmental licenses, permits and approvals for the ownership and operation of a casino. However, there can be no assurances that any licenses, permits or approvals that may be required will be given or that once received, they will not be suspended or revoked.

Media and Entertainment

          The Company is active in the development of media related opportunities, and is formulating a business plan to develop, produce, market and distribute television and video programming. It is the current intention of the Company to develop programming and technology that will respond to the new business opportunities resulting from the current evolution of electronic program delivery systems. The Company has also obtained a management contract to manage all aspects of the entertainment activities at the proposed "CountryLand, USA" Hotel and Casino, and will seek to manage entertainment activities at other Las Vegas hotels, casinos, and venues.

Television and Video Programming

          Revolutionary changes in program delivery, including fiber optic cabling which will enable telephone and utility companies to become television programming providers, direct broadcast satellite services, the Internet and world wide web, and the expansion of foreign television channels and markets have created an unprecedented demand for programming. The Company intends specifically to act upon this increased need for television programming by creating and packaging new program services and developing distribution strategies based upon current industry dynamics and trends. To accomplish these objectives, the Company has assembled a group of executives with vast experience in program origination, production, and distribution operation and technologies.

          It is the Company's intention to develop and provide programing to a targeted group of these emerging electronic delivery systems that will be unique in its scope and content. The majority of the Company's proposed program channels may be dedicated to pay-per-view programming featuring primarily new video movie releases. The Company intends to design a unique scheduling and channel design for pay-per-view service that may approach desired "video on demand" ("VOD") status for the most popular movie titles. The ability to offer a selection of top video titles on almost a VOD basis is a feature greatly valued in the electronic delivery industry due to resulting higher buy-rates which translate directly into increased revenues. In addition to developing its near VOD pay-per-view program service, the Company may package existing program channels and distribution, currently in the early stages of development, together with channels it may create independently or in partnership with others.

          The Company also intends to capitalize on the evolution of Las Vegas into one of the world's premier entertainment centers by providing television programming with fast-paced music and entertainment programming, featuring excerpts from performances in Las Vegas, as well as throughout the United States, interviews with personalities, information on Las Vegas gaming and non-gaming attractions and related topics. This entertainment programming will include segments dedicated to the merchandising of such goods and services as Las Vegas travel packages, concert tickets, memorabilia and audio and video recordings featuring entertainers that appear in the programming as well as other entertainers. The Company intends to produce this programming primarily using its own creative staff and third party crews on location in Las Vegas and other remote locations as well as at production studios. The Company will be required to obtain rights to use excerpts from Las Vegas shows and to contract with performers directly for their services. No arrangements have been made to obtain such rights or contracts with performers. The Company will also use stock footage and segments of a program originally produced by LVEN for a television show entitled "Las Vegas Tonight." The Company intends to use portions of this program inventory to create certain segments. The Company intends to market to a national audience and syndicate its programming utilizing the services and contacts in the television industry of the Company's officers and other employees. The Company ultimately plans to distribute its programming nationally by satellite to various broadcast and cable television outlets by providing programming seven days per week.

          The Company has not signed any formal agreements with television stations for broadcast time and the Company does not expect to air programming until at least three months after the completion of an offering to raise the needed capital. The Company also has not signed any agreements for the acquisition of any film rights. Inasmuch as the Company intends to increase its level of activities it television and video production, it will be required to make significant expenditures in connection with production and distribution of its programming. The Company anticipates that it will need additional funds to commence production of its programming and that losses will occur until such time, if ever, as revenues generated are sufficient to offset the Company's operating costs. There can be no assurance that the Company will be able to raise additional funds and/or produce and distribute its programming or achieve significant levels of revenue or profitable operations or that the Company will be able to achieve any of its goals.

          The primary sources of revenue are expected to be from service subscription fees and advertisements on and commercial sponsorships of the intended television programming, or from the sale and licensing to third parties of any television or video programming developed. To date, no advertising or sponsorship commitments, or film distribution contracts, have been obtained and no assurances can be given that such commitments will be obtained in the future.

Live Entertainment Management

      In connection with the sale of the El Rancho, and once the project has been developed, completed and opened either under the "CountryLand, USA" theme or another theme, the Company's LVCC subsidiary has the exclusive right to manage all aspects of Orion's entertainment activities (including "CountryLand, USA"). This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides and other non-gaming attractions of any kind or nature at the property site, (ii) arranging all advertising for all of Orion's advertising needs, and (iii) managing all other entertainment venues for Orion. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVCC shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides the Company with an annual fee of $800,000 subject to annual increases. LVCC will also receive an additional (i) twenty-five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by Orion, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent. The Company has agreed with Orion that at all times during the term of the agreement, it will make available the services of Joseph
A. Corazzi, the Company's Chairman of the Board.

Electronic Media Delivery

          The Company entered into an agreement on January 31, 1997 whereby it acquired a 5% equity interest in Electric Media Co. Inc. (EMC) and a continuing royalty in certain of its operations, for $400,000 plus the contingent issuance of up to 5,500,000 shares of LVEN common stock as described below. EMC, along with a joint venture partner/developer, is developing technology that if successful, of which the Company can give no assurance, will allow delivery of media, Internet and telecommunication services to customers all over the world, utilizing existing power utility infrastructures. Field testing of this technology will occur during 1997, and in connection therewith, the Company has agreed to provide a guarantee up to $1,500,000 for the financing of certain equipment necessary for the field tests. The equipment is returnable to the vendor, without cost to the Company, should the test not be satisfactory. Upon a successful field test of this technology, the Company is committed to deliver 500,000 restricted shares of its common stock to the developer of this technology.

If the field tests are successful, EMC will begin worldwide marketing of this technology, including the sale and distribution of addressable receiver boxes that are necessary to receive the data communication. The Company will receive, in perpetuity, a $25 per unit royalty for each receiver box sold, if any. Each time the sale of these units generates $10,000,000 of net after tax profits, the Company will deliver the developer an additional 500,000 restricted shares of the Company's common stock, up to a maximum of 5,000,000 restricted shares. The Company may terminate the agreement at its sole discretion, and have no further liability to EMC or the developer.

Competition.

          Competition in the areas of television programming and live entertainment is intense and the Company will face intense competition in all areas of its media and entertainment operations. The Company's television programming will compete not only against other television entertainment sources, such as existing cable channels, but also against other television programming in general and other forms of leisure time entertainment, such as videocassette, radio and live entertainment. The Company will compete with major companies in the television industry as well as with numerous smaller companies for the services of performing artists and other creative and technical personnel and creative material.

          The Company's programming will compete with other first run programming, network reruns and programs produced by local television stations. The Company will face competition from companies that have been acquiring, producing and distributing programs for several years, and many of these companies have greater financial resources than those of the Company. The Company also will compete with other companies for sale of television advertising time and merchandising of goods and services. Should the Company's programming and marketing efforts find wide public acceptance, it is likely that one or more of such competitors will seek to emulate the Company's programming.

      The Company will also face intense competition in the development of live Las Vegas entertainment. The Company will face completion from long established hotel casinos such as Caesars, The Mirage, Bally's, and The MGM Grand who have been staging headline Las Vegas shows for years, as well as newer casinos such as New York, New York, the Luxor and Treasure Island. These casinos are large, well financed, known to the public as providing quality headline acts, and have large venues. The Company will be competing against these casinos not only for customers, but for headline talent, producers, and directors necessary to make a successful show.

Employees

      The Company currently has 3 officers and 5 other full-time secretarial and administrative employees involved in corporate administration, accounting and marketing and development. The Company also employs various employees and consultants for gaming, financing, architectural and security and maintenance matters who are engaged to work on either a consulting or part-time basis. If the Company develops its television programming and live entertainment as described above, it intends to employ 5 additional full-time employees, and up to seven persons on a part time basis. Additional personnel will be hired as needed, or on a project by project basis. None of the Company's employees are represented by unions, and the Company believes that its employee relations are good.

Item 2.DESCRIPTION OF PROPERTY

      The Company's headquarters are located at 1801 Century Park East, Suite 2300, Los Angeles, California 90067 and consists of 7,000 square feet of office space, which it leases on a month-to-month basis from an unaffiliated party for $8,500 per month. The Company also leases, on a month-to-month basis, certain other office and storage facilities at an aggregate rental of $4,500 per month.

      The Company sold on January 22, 1996, the assets and liabilities of the El Rancho Hotel and Casino. The El Rancho consisted of a 1,006 room hotel, a 90,000 square foot casino and ancillary areas, a 52-lane bowling alley, a swimming pool and a parking garage and was encumbered by a $12 million purchase-money deed of trust as of October 31, 1995. The El Rancho is located in Las Vegas, Nevada at 2755 Las Vegas Boulevard South (also known as the Las Vegas Strip) on 20.86 acres on a quadrilateral parcel of land bounded by Las Vegas Boulevard South on the west, Riviera Boulevard on the south, a vacant lot on the east, and the "Wet and Wild" attraction on the north. The El Rancho was one of the first large scale hotel-casinos built in Las Vegas, and was operated on a western theme by its former owners.

Item 3.LEGAL PROCEEDINGS

          On October 18, 1996, an unaffiliated third party filed a complaint against the company in California Superior Court, County of Los Angeles, seeking damages of $1,800,000, plus attorney fees, for breach of contract, breach of implied contract, and certain damages the individual claims are due him under terms of a 1992 retainer agreement. The Company believes there are no funds due, and that the case is without merit. Management intends to vigorously defend the lawsuit. Additionally, the Company has commenced action against the owners of Patmore Broadcasting relating to an option to acquire a radio station in Las Vegas, and intends to aggressively pursue the Company's position that it still has a valid option to purchase the radio station.

       The Company is not involved in, or a party to, any other material legal proceedings at this time. At various times, the Company and its subsidiaries are involved in various matters of litigation, including matters involving settlement of fees and outstanding invoices, and consider these legal proceedings not to be material and in the ordinary course of business.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the last quarter of the year ended October 31, 1996.

                          PART II


Item 5MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

     The Company's Common Stock has been traded on NASDAQ Stock Market since February 20, 1992 under the symbol LVEN. The following table shows the range of high and low bid quotations reported by NASDAQ in each fiscal quarter from November 1, 1994 to December 31, 1996.

                                    High                  Low
                                    ----                  ----

Fiscal 1995
Quarter ended January 31, 1995     $1.94                  $0.97
Quarter ended April 30, 1995       $1.81                  $0.63
Quarter ended July 31, 1995        $1.59                  $0.81
Quarter ended October 31, 1995     $1.44                  $0.66

Fiscal 1996
Quarter ended January 31, 1996     $1.25                  $0.50
Quarter ended April 30, 1996        $0.84                  $0.46
Quarter ended July 31, 1996         $0.75                  $0.37
Quarter ended October 31, 1996      $0.43                  $0.21


     The number of record holders of Common Stock as of January 31, 1997 was approximately 786. On January 31, 1997, the high and low bid asked prices for the Common Stock were $0.47 and $0.44 respectively.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Company's Board of Directors. No contractual restrictions exist on the payment of dividends. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

Item 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Important Factors Relating to Forward Looking Statements. - In connection with certain forward- looking statements contained in this Form 10-KSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially form those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-KSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-KSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10- KSB. The inclusion for the forward-looking statements contained in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10- KSB will be achieved. In light of the foregoing, readers of this Form 10-KSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

General

       Background. The Company was formed in October 1990 to develop, produce and distribute television programming utilizing Las Vegas themes. Upon receipt of $4,657,241 of net proceeds from its initial public offering in February 1992, LVEN commenced the development and production of the Las Vegas Tonight Show. The first programming developed, called "Las Vegas Tonight," featured excerpts from Las Vegas shows and was sold outside the United States. In connection with the development of "Las Vegas Tonight" Management became aware that, while the casino hotels on the Las Vegas Strip had adopted various themes, such as Egyptian (at the Luxor), medieval (at the Excalibur Hotel & Casino) and Roman (at Caesars Palace), there was no hotel-casino on the Las Vegas Strip with a country music theme. In light of the popularity of country music and based on management's experience in that genre and in the Las Vegas marketplace (acquired in connection with developing "Las Vegas Tonight"), management believed that a hotel casino utilizing a country music theme could be successful.

       On November 24, 1993, the Company acquired the El Rancho, a 1,006-room hotel with 90,000 square feet of casino and ancillary space and a 52-lane bowling alley, located on the Las Vegas Strip. The purchase price for the El Rancho was $36.5 million, including cash of $21.5 million, an 8% promissory note (the "El Rancho Note") in the face amount of up to $12 million purchase money mortgage secured by a deed of trust on the Property, and 2.3 million shares of LVEN common stock valued at $3 million to a third party finder. On January 22, 1996, the Company sold the El Rancho to Orion Casino Corporation, a subsidiary of International Thoroughbred Breeders, Inc. for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho (the "Property") to develop and open the Property as "CountryLand, USA", a major hotel and casino destination. As part of the sale agreement, once the Property is opened and invested amounts have been recouped by Orion and the Company, of which there can be no assurance will be achieved, the Company will also receive a continuing fifty percent (50%) interest in the adjusted cumulative cash flow as defined from the operation of the Property as so developed for a period of six (6) years following the opening of the first casino on the Property, and thereafter a twenty-five percent (25%) interest in adjusted cash flow until such time as the Company has received an aggregate of $160,000,000. In addition, commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract for up to twenty
(20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional fees ( See "Item 1 - Description of Business - General").

       The Company presently has two (2) operating subsidiaries: Casino-Co, which in connection with the sale of the Property will maintain the continuing interest in the cumulative adjusted cash flow as defined from operations of the property, and; LVCC, which will maintain the entertainment contracts on the Property and also continue to develop, produce, market and distribute television and video programming.

       Cash Requirements. The Company's current monthly operating cash requirements are approximately $250,000, composed of general and administrative expenses, salary and consulting fees and interest payments on existing debt. The Company is also responsible for managing and paying the operating costs of the Property, but is reimbursed by Orion on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $60,000 per month but may increase to a greater amount as Orion begins the renovation of this property. The Company may also incur other consulting and professional fees in the development and financing of its business activities. During the year ended October 31, 1996, the Company made $1,476,000 in advances and deposits to certain businesses, individuals or others to secure potential acquisitions or investments. Subsequent to October 31, 1996, the Company has made an additional $500,000 of such advances. The Company is currently in the process of evaluating these potential acquisitions or investments for future development. The Company will continue to make deposits or advances as it deems necessary to secure potential investments or business acquisitions.

       Subsequent to October 31, 1996, the Company's Casino-Co subsidiary made a 90-day secured loan of $2,900,000 to NPD Inc., an unaffiliated third party (See "Liquidity and Capital Resources - Notes Receivable"). This loan, which bears interest at 10% per annum, is due on April 15, 1997. Additionally subsequent to October 31, 1996, the Company paid to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, $110,000 of loan fees and also granted to him options to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1 per share, as consideration for providing a $6,000,000 standby funding commitment for replacement financing on the Property (See "Item 1. Description of Business; Casino and Gaming Operations").

       As of January 31, 1997, the Company had approximately $9,200,000 in cash and current notes receivable and believes that its current cash and receivables (including funds expected to be received by April 15, 1997 by repayment of the NPD Note Receivable) will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $781,248 at January 31, 1997. However, these sources of cash may not be sufficient to enable the Company to fund the expansion and commencement of operations of its planned television programming. The Company may obtain such funds, if required, from a public offering. If a public offering is not successful, the Company will be required to seek other sources of funding. There can be no assurance such other funding will be available on terms satisfactory to the Company or at all.

Results of Operations

     Year Ended October 31, 1996 Compared to Year Ended October 31, 1995 - Continuing Operations

     Revenues for the year ended October 31, 1996 increased by $85,228 to $291,200 as compared to $205,972 for the corresponding period in 1995. Revenues for the year ended October 31, 1996 consisted of $225,000 of fees earned under an interim entertainment management agreement with Orion (such agreement did not exist in 1995), and $66,000 earned in connection with renting out the parking facilities while the Company owned the El Rancho property. Revenues for year ended October 31, 1995 consisted of $151,000 earned in connection with renting out the parking facilities at the El Rancho Hotel property site and approximately $54,000 in fees earned from miscellaneous program sources.

     Programming costs, which relate to write-downs made to the Company's television programming library to reflect management's estimate of its net realizable value, increased $82,561 to $805,061 during the year ended October 31, 1996 as compared to $722,500 in the corresponding period in 1995.

     General and Administrative expenses decreased $3,642,581 to $3,202,893 during the year ended October 31, 1996 as compared to $6,774,448 in the corresponding period in 1995. The majority of the decrease relates in part to legal, accounting and professional fees previously incurred in connection with investigating and negotiating various alternatives to developing the El Rancho and various other business opportunities during the year ended October 31,

1995. In connection therewith, professional and consulting fees decreased $2,378,000 to $570,000 during the year ended October 31, 1996 as compared to $2,948,000 for the corresponding period in 1995. Professional advisory and investment banking fees also decreased $970,000 to $59,000 during the year ended October 31, 1996 as compared to $1,029,000 in the corresponding period in 1995. The majority of the decrease relates to 1995 fees that were incurred in preparation of certain intended underwritings, a proposed spin-off of the Company's LVCC subsidiary and public registration of its shares, and a potential spin-off of the CountryLand USA subsidiary. These offerings were terminated during 1996 and 1995 given the sale of the El Rancho. General and administrative costs relating to the El Rancho decreased by $251,000 for the year ended October 31, 1996 as compared to 1995 due to the cessation of operating costs when the Property was sold on January 22, 1996.

      Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

     Interest Income and Expense. Interest income increased $374,183 to $495,350 for the year ended October 31, 1996 as compared to $121,167 for corresponding period in 1995. The majority of the increase relates to (i) an increase in interest earned on cash balances of $335,00 to $420,000 for the year ended October 31, 1996 as compared to $85,000 in the comparable period in 1995, and.(ii) interest of $75,000 earned on the Company's receivables due from Orion during the year ended October 31, 1996, for which there was none in the comparable period in 1995. The increase in interest income is consistent with the increase in the average cash outstanding during the year ended October 31, 1996 as compared to the corresponding period in 1995. Interest expense and finance costs decreased $144,504 to $537,081 for the year ended October 31, 1996 as compared to $681,585 for the corresponding period in 1995. The majority of decrease related to a $137,000 decrease in interest expense to $205,000 for the year ended October 31, 1996 as compared to $343,000 for the comparable period in 1995. The decrease in interest expense is consistent with the decrease in the average indebtedness outstanding during the year ended October 31, 1996 as compared to the corresponding period in 1995. Finance costs, which consist of loan fees and stand-by financing fees, approximated $335,000 in each of the years ended October 31, 1996 and 1995.

     Other Income and Charges - Included in other income and charges for the year ending October 31, 1996 is $625,000 which represents cash and the value of 800,000 restricted shares of the Company's Common Stock and 167,000 shares of Common Stock of Satellite Networks Inc. paid in connection with settling claims arising from arranging certain financing in connection with the initial acquisition of the El Rancho Property site; a valuation allowance of $450,000 relating to advances made to Malbec, Inc. an unaffiliated third party, in connection with the development of certain hotel properties in Miami Beach, Fla.; $295,000 related to an adjustment to reflect the value of certain shares of common stock previously issued for services; and $150,000 issued in settlement of an outstanding loan and stock purchase agreement.

     Reserve on disposal of El Rancho Hotel and Casino. On January 22 , 1996, the Company sold the assets and certain liabilities of the El Rancho to Orion Casino Corporation for consideration of $43,500,000 of cash, notes and assumption of existing indebtedness. The Company previously reflected the effects of the above transaction and provided an allowance of $9,000,000 as of October 31, 1995. This allowance was reduced by $576,677 during the year ended October 31, 1996 to reflect the actual settlement of all charges, relating mainly to $611,000 of escrow funds that were returned to the Company upon Orion's settlement of the Refinance Obligations (see "Liquidity and Capital Resources, Refinance Obligations" )

     Year Ended October 31, 1995 Compared to Year Ended October 31, 1994 - Continuing Operations

     Revenues for 1995 represented principally receipts earned in connection with renting out the parking facilities at the El Rancho Hotel property site. There were no corresponding revenues for the year ended October 31, 1994.

     Programming costs, which relate to write-downs made to the Company's television programming library to reflect management's estimate of its net realizable value, increased $442,500 to $722,500 during the year ended October 31, 1995 as compared to $300,000 in the corresponding period in 1994.

     General and Administrative expenses increased $4,163,543 to $6,774,448 during the year ended October 31, 1995 as compared to $2,610,905 in the corresponding period in 1994. The major reason for the increase was the expenses related to investigating and negotiating various alternatives to developing the El Rancho and various other business opportunities. In connection therewith, professional advisory and investment banking fees increased $2,457,000 to $2,513,000 from $56,000, accounting and legal fees increased $302,000 to $427,000 from $125,000 and travel costs increased $384,000 to $408,000 from $24,000 during the year ended October 31, 1995 as compared to the corresponding period in 1994. Additionally, costs incurred in preparation of certain intended underwritings increased $629,000 to $1,029,000 during the year ended October 31, 1995 as compared to $400,000 in the corresponding period in 1994. The increase was due to legal, accounting and professional fees incurred in connection with the intended spin-off of LVCC and public registration of its shares, and the potential spin-off of CLND, and also includes a write-off of $542,000 of offering costs previously deferred as of October 31, 1994.

     Management salaries and consulting costs increased $851,000 to $1,513,000 during the year ending October 31, 1995 as compared to $662,000 in the corresponding period in 1994. The increase is due to an increase in officers' salary of $288,000 and consulting costs of $344,000 incurred in connection with developing the operations of LVCC and CLND properties, and for the accrual of $115,000 in retirement benefits under a plan which did not exist in 1994.

     Interest Income and Expense. Interest income decreased $124,000 to $121,000 for the fiscal year ended October 31, 1995 as compared to $245,000 for fiscal year 1994. The majority of the decrease related to the interest accrued on the Lake Tropicana note receivable of $1,868,463. Interest of $37,000 was accrued on this note in 1995 as compared to $118,000 of interest which was accrued in 1994. Interest expense increased $151,000 to $343,000 for the fiscal year ended October 31, 1995 as compared to $192,000 for fiscal year 1994. Approximately $100,000 of the increase was directly attributable to the increase in the amount of outstanding convertible debt during the period, and $44,000 was attributable to interest accrued on $1,500,000 note to UK Foods which did not exist in 1994. Additionally in the year ended October 31, 1995, the Company incurred approximately $338,500 of loan fees and other financing costs as compared to only $15,000 of such costs in 1994.

     Other Income and Charges. Included in other charges as of October 31, 1995 is $500,000 allowance for reduction to market value of 4,000,000 shares of common stock of Sky Scientific Inc; $33,000 loss on the sale of 25,000 shares of American Network Group, Inc. common stock ; $72,850 for an additional allowance against the Company's investment in Patmore Radio Broadcasting; $107,000 additional allowance against existing notes receivable, and $70,000 loss relating to investments no longer pursued.

     Reserve on disposal of El Rancho Hotel and Casino. On January 22 , 1996, the Company sold the assets and certain liabilities of the El Rancho Hotel and Casino to Orion Casino Corporation for consideration of $43,500,000 of cash, notes and assumption of existing indebtedness. The Company has reflected the effects of the above transaction as if it had occurred as of October 31, 1995 and accordingly provided an allowance of $9,000,000 for accounting purposes reflecting an adjustment to the net realizable value of the El Rancho Property.

Liquidity and Capital Resources

     The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. The Company's cash has been used for selling, general and administrative expenses, and for investments and advances made to third paries.

     Issuance of debt and equity. The Company sold 3,034,294 shares of its Common Stock in a series of private placements made to non-U.S. (foreign) purchasers, under the exemption of Regulation S of the Securities Act of 1933 during the year ended October 31, 1996 (all during the first quarter of fiscal
1996). The Company received net proceeds of $1,242,500 in 1996 from these issuances. The Company also issued 604,651 shares of its common stock to extinguish $252,500 of outstanding convertible bridge notes payable and accrued interest during the year ended October 31, 1996. Also during the year ended October 31, 1996 (during the first and second quarters), the Company issued 2,752,588 shares of its Common Stock valued at $1,369,135 for services provided and to settle accounts payable.

     As of October 31, 1996, the Company had outstanding $1,056,444 of notes and loans payable which are currently due and payable. Subsequent to October 31, 1996, $275,000 of this debt has been repaid. The Company intends to repay the remaining outstanding notes, along with all accrued interest, during the current year from its current cash balances. Also subsequent to year end, the Company agreed to guarantee up to $1,500,000 of equipment financing in connection with an investment it made in Electronic Media Corp.(See "Item 1, Media and Entertainment, Electronic Media Delivery")

     Refinance Obligations. In connection with the sale of El Rancho, the Company refinanced the existing El Rancho indebtedness with a $14,000,000 13% first mortgage note due SunAmerica Life Insurance Company on December 20, 1996. In connection therewith, the Company issued to SunAmerica 1,912,588 shares of its Common Stock. Orion assumed the Company's obligations under the refinance note concurrent with the sale transaction (the "Refinance Obligations"). As part of the sale agreement, the Company agreed to co-guarantee the assumed note for a certain amount of time. The SunAmerica note was refinanced and retired by Orion on June 4, 1996, and in accordance with the agreement, 500,000 shares of the Company's Common Stock have been returned, and the co-guarantee of the note by LVEN has been released. In addition to the above, the Company initially agreed to be responsible for one-half (1/2) of the interest on the Refinance Obligations, limited to its original stated maturity of one year at 13% interest per annum. Such funds, aggregating $950,000, were escrowed at closing of the sale of the El Rancho. Concurrent with the refinancing of the SunAmerica loan by Orion on June 4, 1996, $339,000 of this escrow amount was paid to SunAmerica, and the remaining $611,000 was returned to LVEN.

     Notes Receivable. In connection with the sale of the El Rancho, the Company received two promissory notes due from Orion and ITB as co-makers under the notes. The first note was an 8% unsecured promissory note co-signed by Orion and ITB in the principal amount of $6,500,000 which was paid in full March 15, 1996. The second note is an 8% promissory note in the principal amount of $10,500,000, secured by a subordinated junior position in the deed of trust on the El Rancho Hotel and Casino Property. This note is due upon the successful raising of financing to develop the Property by Orion, or upon the ultimate sale of the Property. The Company expects that this note receivable should be collected from the proceeds from Orion's $100,000,000 funding proposal; however, the Company can give no assurance the closing of such funding will actually occur ( see Item 1, General " Casino and Gaming Operations").

     If the Property is sold through foreclosure or other forced sale or based upon mutual decision of Orion and the Company, the proceeds of such sale shall be paid in the following order of priority: (i) first, to pay in full all principal, interest and costs owing under the Refinancing Loan or any substitution or additional mortgage refinancing thereof; (ii) second, to repay Orion for its investment in the property or any additions thereto in the amount of all cash payments comprising a part of the purchase price plus $2,000,000 and any and all reasonable documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of, the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum; (iii) third, to pay the Company the outstanding balance of principal and accrued interest owing under the Note, plus an additional $4,000,000, together with an accrued return thereon in the amount of eight percent (8%) per annum. Any excess will then be allocated fifty percent (50%) to Orion and fifty percent (50%) to the Company.

     As of October 31, 1996, the Company has outstanding two (2) separate notes receivable of $1,868,000 ($3,736,000 in total) from MPTV, Inc. arising from the sale of the Company's Lake Tropicana investment. The first note bears interest at a rate of 8% per annum, is payable monthly, and is secured by a fifth position in a deed of trust on the underlying time-share project. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval is sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. The joint venture has reorganized its debt position, and with such financing, is anticipated to have the funds to commence development and sale of the time share units. As a result of such reorganization, the Company's secured note receivable moved up to a second position. As of October 31, 1996, the Company has provided an allowance of $2,929,511 against these notes (including an allowance for imputed interest on the non-interest bearing note).

     As of October 31, 1996, the Company had made advances of $912,606 to Malbec, Inc., an unaffiliated company, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 10% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account, after payment of all expenses (which has a balance of $667,000 as of January 31, 1997). The Company has reevaluated this project and has decided not to pursue development, and expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of October 31, 1996.

     On September 4, 1996, the Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. In connection with making this loan, the Company received a 3% equity interest in the common shares of Tee One Up. The Company has given no value this investment for financial statement purposes.

     On January 15, 1997, the Company, through it's wholly-owned Nevada subsidiary Casino-Co, made a 90-day secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan ("the Seller") of 2,904,016 shares (the "Shares") of the common stock of International Thoroughbred Breeders, Inc. ("ITB"), representing twenty-five percent (25%) of the outstanding stock of ITB. At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The sale of the Shares was instrumental to LVEN, as it will allow ITB to (i) meet the requirements of a $100 Million funding proposal that would be used, in part, for the renovation and opening by ITB of ITB's 21-acre Strip property in Las Vegas, Nevada, formerly know as the El Ranch Hotel and Casino, in which the Company has a continuing cash flow interest, and (ii) meet the requirements of The New Jersey Racing Commission and Division of Gaming Enforcement for continued racing licencing at ITB's New Jersey facilities. The Company believes that the sale of the Shares will also facilitate ITB's application for Nevada Gaming Licencing.

     The loan to NPD is evidenced by a 10% Secured Promissory Note due on April 15, 1997 (the "NPD Note"). The NPD Note is secured by a security interest in and to certain rights of NPD in and to the Shares, subject to a purchase money lien in favor of the Seller for the balance of the purchase price owing to him in respect of the sale of the Shares. In addition, 1,452,088 of the Shares are subject to an existing purchase option in favor of a third party, and would likely cease to provide collateral to the Company upon the exercise of such option. The NPD Note is personally guaranteed by Mr. DeSantis.

     Upon a default by NPD under its payment obligations to the Seller in respect of the balance of the purchase price for the Shares, the Seller would be free to exercise certain creditor's rights under a Pledge Agreement between the Seller and ITB in respect of the Shares (the "Pledge Agreement"). Such actions could have the effect of modifying the Company's security interest in such collateral, which at all times is subordinated to and secondary to the rights of the Seller. In the event that the Seller elects to foreclose on the Shares, the Company will be obligated to execute all documents requested by the Seller to reflect the discharge of the Company's security interest therein. In the event of a sale by the Seller after a default, the Company's right in such circumstance shall be limited to the right to receive any proceeds from such sale over and above the amounts due the Seller under the Pledge Agreement. Upon satisfaction of NPD's purchase money obligation to the Seller during the term of the NPD Note, the Company would then have a first priority security interest in the Shares.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Index to Financial Statements..

Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                         PART III

Item   9.DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
       COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The directors and executive officers of the Company are set forth in the table below.

   Name             Age            Position


Joseph A. Corazzi    47  Chairman  of the Board,  President,  Chief  Executive
                         Officer and Director of the Company; proposed Chairman of the Board of LVCC

Carl Sambus         46   Executive Vice  President,  Chief Financial  Officer,
                         Chief Operating Officer,  Secretary,  Treasurer and
                         Director of the Company; proposed Chairman of the Board, Chief Executive Officer, Chief Financial
                         Officer and Director of  CountryLand; and Chief
                         Financial Officer and Director of LVCC

Ken Scholl          59   President, Casino-Co.

Paul Whitford       55   Director of the Company.


     Joseph A. Corazzi has been an executive officer and director of the Company since October 1990 and of LVCC since May 1994. He has extensive experience in the entertainment and marketing industry. In 1974, he founded Communications Associates, Inc., which became one of the first suppliers of hotel/motel video entertainment, using master antenna television systems to carry movies from 3/4" videotape machines into hotel guest rooms. In connection with this business, Mr. Corazzi pioneered the usage of 1/2" videotape machines, followed by the first installation of 24 hour satellite transmission in lieu of videotape machines. From 1981 to 1985, Mr. Corazzi was President and Chief Operating Officer, and from 1985 to February 1989 he was Vice-Chairman of the Board, of Telstar Corporation, and an executive officer of Telstar Satellite Corporation of America ("Telstar"), which was engaged in the business of satellite programming and distribution to cable television systems and to motel, hotel and other private cable systems. From 1975 to 1982, Mr. Corazzi owned and operated several cable television and private cable television systems throughout the southwest United States. In 1985, Mr. Corazzi created Country Music Television ("CMT"), the first all-country, all-music video programming service. CMT is currently distributed to more than 20 million homes nationwide. From January 1987 to December 1990, Mr. Corazzi was Chairman of SelecTV of California, Inc. ("SelecTV"), a wireless cable television operator in Los Angeles. From 1989 to the present, Mr. Corazzi engages in the business of advising financially troubled companies with respect to their reorganization under the U.S. Bankruptcy Code. Bankruptcy petitions for both Telstar and SelecTV were filed under Chapter 11 of the U.S. Bankruptcy Code in 1989. The plan of reorganization for each of these companies was confirmed by the bankruptcy court in November 1992. Mr. Corazzi graduated from the University of New Mexico and completed course work for his master's degree in communications at the University of Wisconsin, Madison.

     Carl A. Sambus has been an executive officer of the Company since October 1990, and of the Company's CountryLand subsidiary since November 1993 and of LVCC since May 1994. Mr. Sambus has spent most of his professional career in the cable industry, pay-per-view, pay television and satellite entertainment industries in the United States. One year after joining Viacom International ("Viacom") in 1972, Mr. Sambus was placed in charge of Suffolk Cablevision, in which capacity he conducted a test for the nation's first one-way addressable pay-per-view system. In late 1977, Mr. Sambus was one of the five originators of Viacom's adaption of its private pay television network into ShowtimeTM, pioneering the cable delivery of movie entertainment on pay television. In that capacity, he also helped negotiate Showtime'sTM merger with The Movie ChannelTM to form the nation's second largest satellite pay television service. As Showtime/The Movie Channel's Vice President of Business Development from 1977 to 1986, Mr. Sambus was in charge of finance and planning and supervising Viacom's entrance into a host of ancillary markets, including SMATV, hotel and motel, private cable and direct broadcast satellite markets. Since 1986, Mr. Sambus has been an active partner in CLR Associates, a family investment and consulting partnership specializing in logistical management and marketing services. CLR Associates maintains an equity interest in various business' interests and its partners serve as officers and directors of several private corporations. Mr. Sambus is a graduate of Marietta College with a BA in Finance and Accounting.

     Ken Scholl has been a President of the Company's Casino-Co Corporation subsidiary since January 23, 1996. Since 1984, Mr. Scholl has been President of Stanford Company, in Las Vegas, Nevada and from November 1992 until February
1993 he was an independent contractor with Minami Development, Inc. in connection with the closing of the Dunes Hotel and Casino in Las Vegas, Nevada. From July 1990 until June 1962, Mr. Scholl was the President and a Management Consultant for the Peabody Hotel Group in Memphis, Tennessee, and from 1986 until 1996 he was the President and a partner in the Aristocrat Hotels, Inc. and Aristocrat Hotels of Nevada, Inc. which operated the Sands Hotel in Las Vegas, Nevada. Mr. Scholl was President and CEO of Princess Hotels International and employed from November 1967 through 1978. Mr. Scholl held a Nevada State Gaming License, and is a Licensed Nevada Real Estate Broker. Mr. Scholl is also a director of International Thoroughbred Breeders Inc.

     Paul Whitford has been a director of the Company since March 1, 1996. Mr. Whitford is in private legal practice, concentrating in entertainment, taxation and bankruptcy law. He has been a member of the Bar of the State of California since 1978. Mr. Whitford received his Bachelor of Business Administration degree from the University of North Texas and his Juris Doctor from San Fernando Valley College of Law (now University of La Verne). Mr. Whitford has also been a Certified Public Accountant since 1968, and is currently licensed in Texas.


Compliance with Section 16(a)

     There were no corresponding transactions..

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company to present executive officers and as to all persons as a group who were executive officers of the Company at any time during the year ended October 31, 1996. No director receives any compensation for acting as such.

                SUMMARY COMPENSATION TABLE

        ANNUAL COMPENSATION                                         LONG TERM COMPENSATION(2)
-------------------------------------------------------------------------------------------------

                                                                        Awards       Payouts   All
                                                                   -------------------------  Other
Name and                                        Other Annual    Restricted Optional    LTIP    (3)
Principal Position      Year   Salary(1) Bonus  Compensation      Stock     SARs(#)   Payouts($)
------------------      ----   --------- -----  ------------      -----     -------   -------   -----
Joseph A. Corazzi,      1996   $550,000   -0-            -0-        -0-       -0-        -0-    $124,000
President and Chairman  1995   $500,000   -0-            -0-        -0-    4,000,000     -0-    $115,000
                        1994   $267,151   -0-            -0-        -0-      130,000(4)  -0-        -0-

Executive Vice          1996    $96,667   -0-            -0-        -0-       -0-        -0-        -0-
President, Chief        1995    $80,000   -0-            -0-        -0-       -0-        -0-        -0-
Financial Officer       1994    $73,863   -0-            -0-        -0-     250,000      -0-        -0-
and Secretary

Ken Scholl,             1996   $120,000    -0-            -0-        -0-       -0-        -0-       -0-
President, Casino-Co    1995   $120,000    -0-            -0-        -0-       -0-        -0-       -0-
                        1994   $100,000    -0-            -0-        -0-       -0         -0-       -0-


All executive officers
 as a group (3 Persons) 1996  $766,667     -0-            -0-        -0-       -0-        -0-   $124,000
                        1995  $700,000     -0-            -0-        -0-   4,100,000      -0    $115,000
                        1994  $441,014     -0-            -0-        -0-     380,000      -0-       -0-


   The company issued 200,000 shares of its Common Stock, valued at $125,000, to James Sargent, a former director of its CountryLand Properties Inc. subsidiary, for consulting fees during the year ended October 31, 1996. The Company paid to Mr. Paul Whitford, director fees of $13,500. There were no other directors fees (other than stated above) paid during the years ended October 31, 1996 or 1995.

(1)The amounts shown do not include the value of certain personal benefits received in addition to cash compensation. The aggregate value of such personal benefits received was less than ten percent (10%) of the total
     cash  compensation   payable.

(2)The officers and directors have not participated in the Company's 1992 Stock Option Plan and have no stock options or other long-term compensation except as stated below.

(3)Represents amount accrued on Mr. Corazzi's retirement plan which entitles him to an annual retirement benefit starting with the calendar month after his retirement or termination, equal to fifty percent of his average annual Company salary and bonus received in the twenty-four (24) month period prior to his termination (the retirement plan becomes effective once Mr. Corazzi has been employed 10 years, including any time pre-dating these agreements)

(4)Does not include options to purchase 1,500,000 shares, which options were canceled in fiscal 1995.

  The following table contains information concerning the grant of stock options and employment related warrants to the named executive officers:

                                   Percentage of
                                   Total Options
                                   Granted to
                    Options        Employees in        Exercise    Expiration
Name                Granted        Fiscal Year         Price       Date
----                 -------        ----------         -----       ----

Options Granted in Fiscal 1996;
None

Options Granted in Fiscal 1995;
Joseph Corazz       4,000,000           98%             $1.00    June 1997
Dean Homayoun         100,000            2%             $1.00    June 1997(1)

     (1) These options have lapsed as a result of Mr. Homayouni's resignation in September 1995.

   The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of October 31, 1995 by the named executive officers:

Options Exercises and Year-end Value Table

                                                               Value of Unexercised
                                        Number of unexercized  In-the-Money Options
                                        Options 7 Warrants     at October 31, 1995
                                        ------------------     -------------------
               Shares
               Acquired On  Value
Name           Exercize     Realized(1) Exercisable Non-Exercisable Exercisable(2)
----           --------     ----------- ----------- --------------- ----------------

Joseph Corazz    -0-        -0-          4,130,000     -0 -            - 0-
Carl Sambus      -0-        -0-            250,000     -0               -0-
--------------------------------------------------------
(1)Market Value at time of exercise less exercise price.
(2)The average of the closing bid and ask prices of the Common  Stock at October
   31,  1996 was $.40  Value  equals the  difference  between  market  value and exercise price.

   The Company entered into a one year employment agreement on February 20, 1992 with Joseph Corazzi, the Chairman of the Board of the Company, providing for annual salary of $80,000. The annual salary for Mr. Corazzi was increased to $350,000 as of March 1, 1994. On March 1, 1995, the Company and its subsidiary, LVCC, entered into two (2) separate five year employment agreements with Mr. Corazzi, which provide for an annual aggregate salary of $550,000. The agreements may be renewed by mutual agreement of the parties for successive terms of one year and are subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitle Mr. Corazzi to participate in any employee benefit plans which may be offered in the future, such as group life, health, hospitalization and life insurance, and prohibits him from engaging in a business competitive with the Company during the term of the agreement. Under the agreements, Mr. Corazzi's employment terminates upon death or disability and may be terminated by the Company for "cause," which is defined as the willful failure to perform duties, malfeasance, commission of a felony, gross negligence, or breach of the employee's covenant not to compete or maintain confidential certain information. Termination by the Company for any other reason entitles the employee to receive his salary for the remaining term of the agreements.

   The  employment  agreements  with Mr. Corazzi also provide for the following;
(i) a lump sum payment of $2,000,000 upon the consummation of a definitive agreement by the Company and any potential purchaser providing for a change of control, (ii), an annual retirement benefit starting with the calender month after his retirement or termination, equal to fifty percent of his average annual LVEN salary and bonus received in the twenty-four (24) month period prior to his termination (plan becomes effective once Mr. Corazzi has been employed 10 years, including any time pre-dating the agreements), and (iii) an annual lump sum cash payment equal to 5% of earnings before income taxes, depreciation and amortization of the LVCC subsidiary.

   The Company entered into a one year employment agreement on February 20, 1992 with Mr. Sambus providing for an annual salary of $60,000. The annual salary of Mr. Sambus increased as of March 1, 1994 to $80,000, and $100,000 as of January 1, 1996. The agreement with Mr. Sambus was renewed until February 8, 1997, and may be renewed by mutual agreement of the parties for successive terms of one year. All the agreements are subject to annual salary increases and bonuses at the discretion of the Board of Directors. The employment agreements also entitle these individuals to participate in any employee benefit plans which may be offered in the future, such as group and life insurance.

   The Company has no pension or other plans pursuant to which cash or non-cash compensation was paid or distributed during the fiscal years ended October 31, 1996 or 1995 other than as described above for Mr. Corazzi.

   In connection with the Company's initial public offering in February 1992, Mr. Byron Lasky and Messrs. Corazzi and Sambus and Communications Associates Partnership ("CAP"), a partnership of which Mr. Corazzi was the general partner, escrowed with American Stock Transfer & Trust Company, New York, New York, as depositary, an aggregate of 750,000 shares of Common Stock held by them (the "Escrow Shares"). On March 2, 1994, Messrs. Lasky, Corazzi and Sambus surrendered their rights to receive all Escrow Shares. Subsequently, the Company issued five-year options under the Stock Option Plan to purchase 250,000 shares of Common Stock granted to each of Messrs. Lasky and Sambus and options to purchase 130,000 shares were granted to Mr. Corazzi. All such options are fully vested and have an exercise price of $1.00 per share. A five-year option (not under the Stock Option Plan) to purchase 1,500,000 shares was also granted to Mr. Corazzi. On March 1, 1995, the Company canceled Mr. Corazzi's option to acquire 1,500,000 shares. Mr. Corazzi was subsequently issued options to purchase 4,000,000 shares of common stock of CountryLand Properties Inc. which are transferrable to any new subsidiary formed to operate the gaming assets of the Company, including Casino-Co. The 4,000,000 CountryLand Properties Inc. warrants are fully transferable and convertible into options to purchase LVEN Common Stock at $1.00 per share. These shares are not issuable in connection with the "Stock Option Plan" described below.

   Subsequent to October 31, 1996, Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property Site (See "Item 1, Casino and Gaming Operations"). These shares are not issuable in connection with the Stock Option Plan described below.

   The Delaware General Corporation Law permits a corporation, in its Certificate of Incorporation, to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of the duty of care as a director, with certain exceptions. The exceptions include breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent so permitted. This limitation of liability does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as an injunction or recision to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations, and there may be instances in which no effective remedy is available.

Stock Option Plan

   The Company adopted the 1993 Stock Option Plan in February 1993. The Stock Option Plan enables the Company to offer an incentive based compensation system to key employees, officers, directors, consultants and to employees of companies who do business with the Company. In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers and key employees of the Company and its Subsidiaries or employees of companies with which the Company does business become participants in the Stock Option Plan upon receiving grants of stock options or awards of restricted stock or stock appreciation rights.
                            20

   A total of 1,000,000 shares are reserved for issuance under the Stock Option Plan, of which 150,000 shares are issuable under an option which has been granted to an employee at $1.50 per share, and 770,000 shares under options granted to officers and directors (see "Item 10 - Executive Compensation"), all with an exercise price of $1.00 per share. The Company may increase the number of shares reserved for issuance under the Stock Option Plan or may make other material modifications to the Stock Option Plan without shareholder approval. However, no amendment may change the existing rights of any option or award holder. Any shares which are subject to an option but are not used because the terms and conditions of the option are not met, or any shares which are used by participants to pay all or part of the purchase price of any option, may again be used for options or awards under the Stock Option Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an option or award.

   Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant) and non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be awarded under the Stock Option Plan in connection with incentive stock options. Incentive stock options may only be issued to directors, officers and employees of the Company. Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability of the option holder, whichever is later. In the discretion of the Committee, payment of the purchase price for the stock acquired through the exercise of a stock option may be made in cash, shares of Common Stock or delivery of recourse promissory notes or a combination thereof.

   Stock options granted under the Stock Option Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of stock equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. All of the 880,000 stock options granted to date have included the AO feature.

   Except as described above, stock appreciation rights and/or restricted stock may be awarded in conjunction with, or may be unrelated to, stock options. A stock appreciation right entitles a participant to receive a payment, in cash or stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability of the award holder, whichever is later. Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

Item 1SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of January 31, 1997, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and executive officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.



                                    Number of Shares
                                    of Common Stock
                                     Beneficially
Names and Addresses                      Owned             Percent
------------------------------------------------------------------


Joseph A. Corazzi(1)                   4,795,872             12.3.%
505 Marquette
Albuquerque, New Mexico 87102

Carl A. Sambus(2)                        292,500                  *
88 10th Street
Garden City, NY 11530

Ken Scholl                                12,500                  *
2805 Ashworth Circle
Las Vegas, Nevada 89107

Paul Whitford
1208 Cochise Drive
Arlington, Texas 76012                       -                    *

All Directors and Executive Officers   5,100,872              13.0%
as a Group (4 persons)(3)

* Less than 1%

     (1) Includes 665,872 shares owned by Mr. Corazzi; 130,000 shares issuable pursuant to an option granted to Mr. Corazzi under the Company's Stock Option Plan, and 4,000,000 shares issuable under options not granted under the Stock Option Plan. See "Certain Transactions."

     (2) Includes options to purchase 250,000 shares of Common Stock granted to Mr. Sambus.

     (3) Includes options to purchase 250,000 shares of Common Stock granted to Mr. Sambus, and options to purchase 4,130,000 shares granted to Mr. Corazzi.

     By virtue of their share ownership and/or management positions, Messrs. Sambus and Corazzi may be deemed "promoters" and "parents" of the Company as those terms are defined in the rules and regulations under the Securities Act.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 2, 1994, Messrs. Lasky, Corazzi and Sambus surrendered their rights to receive 20,000 Escrow Shares each in exchange for (i) an increase in the annual salaries payable to them under their employment agreements described above, (ii) five-year options under the Stock Option Plan to purchase 250,000 shares of Common Stock granted to each of Messrs. Lasky and Sambus and to purchase 130,000 shares granted to Mr. Corazzi and (iii) a five-year option (not under the Stock Option Plan) to purchase 1,500,000 shares granted to Mr. Corazzi. On March 1, 1995, the Company canceled the five year option Mr. Corazzi had to acquire the 1,500,000 shares and instead granted Mr. Corazzi 4,000,000 options to purchase Common Stock of CountryLand Properties Inc. (transferable to any new subsidiary that may be formed to operate the gaming assets of the Company, including Casino-Co.). The 4,000,000 CountryLand Properties Inc. warrants are fully transferable and convertible into options to purchase LVEN Common Stock at $1.00 per share. These shares are not issuable in connection with the Company's Stock Option Plan. All such options are fully vested and have an exercise price of $1.00.

      Salary and benefits due Joseph A. Corazzi amounting to $645,622 and $701,739 has been accrued as of October 31, 1996 and 1995, respectively. This amount includes an accrual for $124,00 and $115,000 for amounts due Mr. Corazzi under his retirement plan as of October 31, 1996 and 1995, respectively. The Company paid and reimbursed Mr. Corazzi $730,177 and $283,360 for accrued and current salary during the years ended October 31, 1996 and 1995, respectively. Such sums were due Mr. Corazzi from inception of the Company to October 31, 1996.

     The company issued 200,000 shares of its Common Stock, valued at $125,000, to James Sargent, a former director of its CountryLand Properties Inc. subsidiary, for consulting fees during the year ended October 31, 1996. The Company paid to Mr. Paul Whitford, director fees of $13,500. There were no other directors fees (other than stated above) paid during the years ended October 31, 1996 or 1995.

     On December 11,1996, Mr. Nunzio DeSantis, Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property. These shares are not issuable in connection with the Stock Option Plan described below.

     Ken Scholl, President of the Company's Casino-Co subsidiary, was named a director of ITB on January 15, 1997.

                         PART IV


Item 13EXHIBITS AND REPORTS ON FORM 8-K

    (a)Exhibits.  The following exhibits of the Company are included herein.

     2. Plan of acquisition, reorganization, arrangement, liquidation or succession

     2.1 Agreement of Purchase and Sale by and between BRT, Inc. and the Company for the El Rancho Hotel & Casino(9) 2.3 Letter Agreement, dated as of January 22, 1996, between the Company, CountryLand Properties, Inc., International Thoroughbred Breeders, Inc., and Orion Casino Corporation, with respect to sale of El Rancho Hotel & Casino
          (10)

    3. Certificate of Incorporation and Bylaws

     3.1  Certificate  of  Incorporation(1)
     3.2  Bylaws(1)
     3.3  Amendment  to Certificate of  Incorporation(5)
     3.4 Adopted Amendment to Certificate of Incorporation regarding preferred stock(9)

    4. Instruments Defining the Rights of Security Holders

     4.1  Form of Amended Warrant  Agreement(5)
     4.2  Form of Amended Unit Purchase Option(5)
     4.3  Form of Amended Stock Escrow Agreement(2)

    10.Material Contracts

     10.1 Compensatory Plan for Directors and Officers, with schedule of details(1)
     10.2  Employment  Agreement with Stan Irwin(1)
     10.4  Employment Agreement  with Carl A.  Sambus(1)
     10.11 1993 Stock Option Plan(7)
     10.12 Stock  Compensation  Plan(7)
     10.13 Employment  Agreement  with Joseph A.Corazzi(7)
     10.15 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.(formerly Exhibit 4.4)(1)
     10.16 Finders Agreement with Anker Bank(9)
     10.17 Joint Venture Agreement between the Registrant, through Pacific DNS, Inc. and Consolidated Resort Enterprises, Inc.(9)
     10.18 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.(formerly Exhibit 4.4)(1)
     10.19 Settlement  Agreement with Winner's  Entertainment,  Inc.(9)
     10.20 Loan Agreements between the Company and BP Group-$375,000 loan(9)
     10.21 Loan Agreements between the Company and BP Group, Ltd.--$1,150,000 loan(9)
     10.22 Loan  Agreements  between the Company and Duneden,  Ltd.(9)
     10.23 Agreement for Purchase and Sale of Joint Venture between Pacific DNS, Inc. (a wholly Owned subsidiary of the Company), MPTV, Inc.
           and Consolidated Resort Enterprises,Inc.(9)
     10.24 Securities Purchase Agreement dated as of January 22, 1996 between the Company, CountryLand Properties, Inc. and SunAmerica Life Insurance Company, with exhibits(10)
     10.25 Subordination Agreement dated as of January 22, 1996 between the Company,CountryLand Properties, International Thoroughbred Breeders, Inc., Orion Casino Corporation and SunAmerica Life
           Insurance Company(10)

       10.26 Assignment and Assumption Agreement between CountryLand Properties, Inc. and Orion Casino Corporation and acknowledged and agreed to by SunAmerica Life Insurance Company(10)
       10.27 Loan Agreement between NPD and Casino-Co Corporation dated January 15, 1997 with related Secured Promissory Note, and Security Agreement, and Pledge Agreement.(11)
       10.28 Guaranty of Nunzio DeSantis in favor of Casino-Co  Corporation.(11)
       10.29 Option of NPD, in favor of Casino-Co  Corporation.(11)
       10.30 Loan Agreement between LVEN and Malbec Inc. dated March 20, 1996 with related Secured Promissory Note and Security Agreement. (12)
       10.31 Loan Agreement between Pacific DNS and Tee One Up Inc. dated September 4, 1996 with related Secured Promissory Note and
             Security Agreement. (12)
       10.32 Joint Venture Agreement between Electronic Media Inc., Texas Information Development Commission and William Luke Stewart. (12)


    21.Subsidiaries(10)


(1) Filed with original filing of the Registration Statement on Form S-1, File No. 33-39047 (the "1992 S-1)
(2) Filed with Amendment No. 3 to the 1992 S-1
(3) Filed with Amendment No. 4 to the 1992 S-1
(4) Filed with amendment No. 5 to the 1992 S-1
(5) Filed with Amendment No. 6 to the 1992 S-1
(6) Incorporated by reference to the Company's annual Report on Form 10-KSB for the year ended October 31, 1992
(7) Filed with Post Effective Amendment No. 1 to the 1992 S-1, filed on
     Form SB-2
(8) Filed with Registration Statement on Form S-1, File No. 33-72980, filed on December 15, 1993
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994
(10)Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.
(11)Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1997.
(12)Filed herewith

                       SIGNATURES


   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 1997.


                          LAS VEGAS ENTERTAINMENT NETWORK, INC.




                          \s\ Joseph A. Corazzi
                          ---------------------
                          Joseph A. Corazzi
                          Chairman


  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 1997.


Signature


\s\ Joseph A. Corazzi         Chairman of the Board, President, Chief
------------------------
Joseph A. Corazzi             Executive Officer and Director
                              (principal executive officer)



\s\  Carl A.  Sambus
------------------------
Carl A.  Sambus               Executive  Vice President, hief  Financial
                              OfficerSecretary and Director (principal accounting and financial officer)

               INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors........................................F-1


Consolidated Balance Sheets as of October 31, 1996 and
   October 31, 1995 ..................................................F-2


Consolidated Statements of Operations for the
   Years  Ended October 31, 1996 and 1995.............................F-3


Consolidated Statement of Stockholders' Equity for the Years Ended
   October 31, 1996 and 1995..........................................F-4


Consolidated Statements of Cash Flows for the
   Years Ended October 31, 1996 and 1995............................. F-5


Notes to Consolidated Financial Statements............................F-6

              REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Las Vegas Entertainment Network, Inc.

We have audited the consolidated balance sheets of Las Vegas Entertainment Network, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Las Vegas Entertainment Network, Inc. and Subsidiaries as of October 31, 1996 and 1995 and the consolidated results of its operations, stockholders' equity and cash flows for the two years then ended, in conformity with generally accepted accounting principles.




                                HOLLANDER, GILBERT & CO.



Los Angeles, California
January 26, 1997

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1996 AND 1995


                                              1996             1995
                                              ----             ----
                   ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS
                                             $ 10,385,292    $    789,338

                                             ------------    ------------
       TOTAL CURRENT ASSETS                    10,385,292         789,338

ASSETS HELD FOR SALE, net of associated
     liabilities and allowances -  Note 2               -      20,700,415

LONG TERM NOTE RECEIVABLE - Note 2              5,900,000               -

INVESTMENTS & ADVANCES - Note 3                 1,024,312         370,150

NOTES RECEIVABLE - LAKE TROPICANA - Note 4        806,489         806,489

PROGRAMING AND FILM COSTS,  Net of
 amortization                                     180,000         805,061

PROPERTY AND EQUIPMENT
 net of accumulated depreciation
 of $180,981 (1996) and $78,370 (1995)            171,397         260,421

OTHER ASSETS                                       10,770          10,770
                                             ------------    ------------

                                             $ 18,478,260    $ 23,742,644
                                             ============    ============


    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES   $     144,650    $    638,631
    NOTES PAYABLE - Note 5                      1,056,444       3,612,968
    ACCRUED INTEREST PAYABLE                      102,346         312,834
    ACCRUED OFFICER'S SALARIES & BENEFITS         645,622         701,739
     - NOTE 8
    PATMORE DEPOSIT - Note 3                         --           327,150
                                             ------------    ------------
       TOTAL CURRENT LIABILITIES                1,949,062       5,593,322

COMMITMENTS AND CONTINGENCIES - Note 8

STOCKHOLDERS' EQUITY: - Note 6
 PREFERRED STOCK - SERIES A, AUTHORIZED
  30,000,000 SHARES, ISSUED AND
  OUTSTANDING - NONE                                   -               -
 COMMON STOCK - AUTHORIZED 50,000,000
  SHARES, $.001 PAR VALUE; ISSUED AND
  OUTSTANDING 34,898,349 (1996) AND
  28,506,816 (1995)                               34,895          28,503
 ADDITIONAL PAID-IN CAPITAL                   47,280,080      44,166,137
 DEFICIT                                     (30,785,777)    (26,045,318)
                                             ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY               16,529,198      18,149,322
                                             ------------    ------------

                                             $ 18,478,260    $ 23,742,644
                                             ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED OCTOBER 31, 1996 AND 1995


                                            1996            1995
                                            ----            ----

REVENUES                               S   291,200    $    205,972

COSTS AND EXPENSES
     Programming                           805,061         722,500
     Selling                                     -           9,585
     General & Administrative            3,202,893       6,774,448
                                      ------------    ------------
TOTAL COSTS AND EXPENSES                 4,007,954       7,506,533

LOSS BEFORE OTHER
 INCOME AND (CHARGES) AND
 PROVISION FOR DISPOSAL OF ASSETS
 HELD FOR SALE                          (3,716,754)     (7,300,561)

OTHER INCOME AND (CHARGES):
 Interest Income                           495,350         121,167
 Other Charges - Note 7                 (1,558,651)       (800,447)
 Interest and Finance Costs               (537,081)       (681,585)
                                      ------------    ------------
 TOTAL OTHER INCOME AND (CHARGES)       (1,600,382)     (1,360,865)
                                       ------------    ------------
LOSS BEFORE PROVISION FOR
 DISPOSAL OF ASSETS HELD FOR SALE       (5,317,136)     (8,661,426)

GAIN ON (PROVISION FOR) DISPOSAL
 OF ASSETS HELD FOR SALE - Note 2          576,677      (9,000,000)
                                      ------------    ------------

NET LOSS                             $ (4,740,459)   $(17,661,426)
                                      ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING            33,238,660      21,468,037
                                      ============    ============

LOSS PER SHARE OF COMMON STOCK       $      (0.14)   $      (0.82)
                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED OCTOBER 31, 1996 AND 1995





                                             Common
                                             Stock
                                             ------         Additional
                                       Number                Paid-in
                                     of Shares    Amount     Capital       Deficit          Total
                                   ----------    ------     --------       --------        --------


BALANCE, November 1, 1994          18,887,600     $18,888   $36,872,417     $(8,383,892)  $28,507,413

Issuance of Common Stock
 for  Services                      3,081,500       3,081     3,006,508                     3,009,589
Sales of Common Stock                 592,858         593       399,409                       400,002
Conversion of Debt                  5,944,858       5,941     3,887,803                     3,893,744
Net Loss for the Year
 Ended October 31, 1995                                                     (17,661,426)  (17,661,426)
                                   ----------      ------    ----------     -----------   ------------
BALANCE - October 31, 1995         28,506,816      28,503    44,166,137     (26,045,318)   18,149,322

Issuance of Common Stock
 for Services                       2,752,588       2,753     1,366,382                     1,369,135
Sales of Common Stock               3,034,294       3,034     1,239,466                     1,242,500
Conversion of Debt                    604,651         605       251,895                       252,500
Issuance of Warrants                              256,200                                     256,200
Net Loss for the Year
Ended October 31, 1996                                                      (4,740,459)    (4,740,459)
                                   -- ---------   --------  -----------     -----------    ----------

BALANCE, October 31, 1996          34,898,349     $34,895   $47,280,080    $(30,785,777)   $16,529,198
                                   ===========    =======   ===========    =============   ===========


  The accompanying notes are an integral part of these consolidated financial statements.


             LAS VEGAS ENTERTAINMENT NETWORK,INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED OCTOBER 31, 1996 AND 1995

                                              1996            1995
                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                      $ (4,740,459)   $(17,661,426)
(Gain) Loss on Assets Held for Sale               (576,677)      9,000,000
Depreciation                                       102,611          40,000
Amortization of Program Inventory                  805,061         700,000
Adjustments to reconcile net loss
to net cash used in operating activities:
   (Increase) Decrease in;
     Program Inventory                            (180,000)
     Other Assets                                                   77,975
    Increase (Decrease) in;
      Accounts Payable                            (493,979)       (199,162)
      Accrued Officer's Salaries                   (56,117)        216,739
                                               ------------    ------------
CASH USED IN OPERATING ACTIVITIES               (5,139,560)     (7,825,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments & Advances                          (981,312)        (43,000)
  Increase in El Rancho Capitalized Costs                       (3,599,858)
  Sale of El Rancho and Capitalized Costs       35,371,987
  Lark Landing                                                      72,850
  Proceeds from sale of securities                                 151,952
  Loss on securities held for sale                                 533,048
  Acquisition of Property and Equipment            (13,588)        (26,533)
                                               ------------    ------------
CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES   34,377,087      (2,911,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Notes Payable                        850,000       5,028,000
  Repayment of Notes Payable                    (3,156,524)         (2,986)
  Issuances and Sales of Common Stock            2,604,135       3,344,091
  Issuances of Warrants                            256,200
  Decrease in Deferred Offering Costs                              542,019
  Issuance of Notes and Loans Receivable       (12,400,000)
  Collections on Notes and Loans Receivable      6,500,000
  Loans and interest payable - El Rancho       (14,094,895)      1,681,145
  Interest Payable                                (200,489)        333,934
                                              ------------    ------------
CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES (19,641,573)     10,926,203

INCREASE IN CASH                                 9,595,954         188,788

CASH BALANCE - BEGINNING                           789,338         600,550
                                               ------------    ------------
CASH BALANCE - ENDING                          $10,385,292     $   789,338
                                               ============    ============
NON-CASH TRANSACTIONS
---------------------
Conversion of Notes Payable and
 Accrued Interest to Equity                       $260,000      $3,959,244
Accrued Interest and Fees - El Rancho              695,832         413,750
Reclassification of Patmore Deposit                327,100              -
Reclassification of investment in                                  403,244
 Lake Tropicana to Notes Receivable
Settlement of Accounts Receivable                                  500,000
 and Payable - Investment

CASH PAID FOR
-------------
 Interest                                           $405,847       $434,601


  The accompanying notes are an integral part of these consolidated financial statements.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Background and Business and Basis of  Presentation - Las Vegas  Entertainment
   Network, Inc. ("The Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. In prior years, the Company had been in the development stage. The Company's primary project to date was the renovation, expansion and redevelopment of the El Rancho Hotel & Casino (the "El Rancho" or the "Property"), which was acquired on November 24, 1993, and is located in Las Vegas, Nevada. On January 22, 1996, the Company sold the El Rancho to a third party for $43,500,000 of cash, notes and assumption of debt, and will also receive a continuing interest in the adjusted cash flow up to $160,000,000 from the Property once it has been developed by the new owners (see Note 2). In connection with the sale, the Company's Las Vegas Communications Corporation subsidiary was granted the exclusive contract to provide entertainment at the Property site, and accordingly will begin developing Las Vegas style entertainment shows once the Property site has been developed.

   The Company is also active in the development of media related opportunities, including formulating a business plan to develop, produce, market and distribute television and video programming. The Company is also investigating other potential businesses for acquisition in the entertainment, lodging, or communications industry.

   Principles of Consolidation - The accompanying financial statements include the accounts of Las Vegas Entertainment Network Inc. (LVEN), and its wholly-owned subsidiaries; CountryLand Properties, Inc. (CLND), Las Vegas Communications Corp. ("LVCC"), Las Vegas Development Corporation, Casino-Co Inc. and Pacific DNS, Inc; and its majority owned subsidiary, Satellite Networks Inc. (SNI). All significant intercompany transactions and balances have been eliminated.

   Programming and film costs- Programming and film costs include all the acquisition, production and exploitation costs incurred in the development of the Company's television and video programming, and are stated at the lower of unamortized cost or estimated net realizable value. Such costs are amortized in the proportion that revenue recognized during the year for each program or film bears to estimated total revenue to be received from all sources in accordance with the individual film forecast method. Estimated total revenues and costs are reviewed on a periodic basis and are revised, if warranted, based upon management's appraisal of current market conditions. When necessary, unamortized program and film costs are written down to net realizable value based upon this assessment, where applicable.

   Property  and  Equipment  -  Property  and  equipment  are  stated  at  cost.
   Depreciation is provided primarily on a straight line basis over the estimated useful lives of the related assets.

   Revenues - Revenues are recognized when earned, and consist of fees earned under the Company's interim entertainment management agreement (see Note 2), and fees earned from renting out the parking facilities at the El Rancho Property site.

   Earnings (Loss) Per Share - Earnings (loss) per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. For all periods presented, all outstanding warrants, options and other common stock equivalents were anti-dilutive, and accordingly, were not included in the per share calculation.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Concentrations of Credit Risk - As of October 31, 1996, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, which are mostly comprised of over night repurchase agreements with high credit quality financial institutions, The amount of cash and cash equivalents on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At October 31, 1996, the Company had approximately $10,000,000 on deposit in two institutions that was subject to such risk. The Company has also made certain advances to unaffiliated third parties where the company believes it has obtained sufficient underlying collateral.

   Accounting  for Stock Based  Compensation  - In October  1995,  the Financial
   Accounting Standards Board (the "FASB") issued SFAS 123, "Accounting for Stock Based Compensation," which is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards to employees, using a fair value methodology. The Company will implement the disclosure only provisions of the fair value method for awards to employees in the fiscal year beginning November 1, 1996, as permitted by SFAS 123. The Company will continue to account for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Adoption on November 1, 1996 of the above is not expected to have a significant effect on the Company.

   Accounting for Impairment of Long Lived Assets - The Company adopted Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long Lived Assets to be disposed of" on November 1, 1995. SFAS No. 121 established accounting standards that require that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Adoption of SFAS No. 121 had no significant impact on the Company.

   Re-classifications - Certain 1995 amounts have been re-classified to conform with 1996 presentation.

2. ASSETS HELD FOR SALE

   On January 22, 1996 the Company sold the assets and certain liabilities of the former El Rancho Hotel and Casino to Orion Casino Corporation ("Orion"), a wholly-owned subsidiary of International Thoroughbred Breeders Inc. ("ITB"), for consideration of $43,500,000. The Company also received a continuing interest in the future adjusted cumulative cash flow of the property as defined, if any, of up to $160,000,000 as described below. The purchase price was paid as follows: $12,500,000 paid at closing in cash; (ii) an 8% unsecured promissory note in the principal amount of $6,500,000 which was paid in full on March 15, 1996; (iii) an 8% promissory note in the principal amount of $10,500,000, secured by a subordinated junior position in assets of the El Rancho Hotel and Casino (which may be further subordinated if additional borrowing is made against the property), and is due upon the successful raising of financing to develop the Property (see "Development Plans" below), or upon the ultimate sale of the Property, and (iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000. As of October 31, 1996, the Company has provided an allowance of $4,600,000 against the remaining note.

   Once the Property has been developed by Orion (see "Development Plans" below), of which there can be no assurance will be achieved, the Company will receive as additional consideration for entering into the sale agreement (but not as part of the Purchase Price for the assets) a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the casino on the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of $160,000,000, but only after Orion and the Company first receive 100% of the adjusted cash flow

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   until all invested amounts, plus $8,000,000, have been recouped, plus any other additional costs incurred, together with interest thereon at the rate of eight percent (8%) per annum from the closing date.

   Additionally, commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract to provide entertainment at the Property site, subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides, and other non-gaming attractions, of any kind or nature at the property site, (ii) arranging all advertising for all of the properties needs, and (iii), managing all other entertainment venues for Orion. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the opening date of the property, and LVCC shall have the option to renew the agreement for two consecutive five year terms. The agreement provides LVCC with an annual fees of $800,000 subject to annual increases. LVCC will also receive an additional; (i) twenty- five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by Orion, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent.

   For October 31, 1995 Financial Statement purposes, the net assets of the El Rancho Hotel and Casino were segregated on the Balance Sheet as "Assets Held for Sale" as follows;

     Hotel and Casino Assets;
     ------------------------
     Original purchase price (1)      $36,500,000
     Other purchase related costs       3,847,450
     Capitalized interest               3,447,860
                                      -----------
          Total Assets                 43,795,310
                                      -----------
     Hotel and Casino Liabilities;
     -----------------------------
     Loan payable                      13,350,000
     Accrued Interest                     413,751
     Assessment Payable                   331,144
     Provision for loss on disposal     9,000,000
                                       ----------
     Total Liabilities                 23,094,895
                                       ----------

     Net Assets                       $20,700,415
                                      ===========

    (1) On November 24, 1993, the Company acquired the El Rancho Hotel and Casino, a 1,006-room hotel with 90,000 square feet of casino and ancillary space and a 52-lane bowling alley, which is located in Las Vegas, Nevada, on the Las Vegas Strip at 2755 Las Vegas Boulevard South. The purchase price for the El Rancho was $36.5 million, including a cash payment of $21.5 million, issuance of a promissory note in the face amount of $12 million and the issuance of 2,300,000 shares of Company common stock to a third party valued at $3 million.

    (2) The El Rancho property had been encumbered by a first mortgage promissory note in the face amount of $12,000,000, which was initially due November 24, 1994, and was secured by the real and personal property assets comprising the former El Rancho Hotel & Casino. On January 22, 1996, the Company replaced this loan with a one year, 13%, $14,000,000 mortgage note, secured by a first deed of trust on the El Rancho Property, due SunAmerica Life Insurance Company. In connection therewith, the Company issued to SunAmerica 1,912,588 shares of its Common Stock. This note was assumed by Orion as part of the El Rancho sale agreement. As part of the sale agreement, the Company agreed to co-guarantee the assumed note for a certain amount of time. The SunAmerica note was refinanced and retired by Orion on June 4, 1996, and in accordance with the agreement, 500,000 shares of the Company's Common Stock have been returned, and the co-guarantee of the note by the Company has been released. In addition to the above, the Company initially

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    agreed to be responsible for one-half (1/2) of the interest on the Refinance loan, limited to its original stated maturity of one year at 13% interest per annum. Such funds, aggregating $950,000, were escrowed at closing of the sale of the El Rancho. Concurrent with the refinancing of the SunAmerica loan by Orion on June 4, 1996, $339,000 of this escrow amount was paid to SunAmerica, and the remaining $611,000 of was returned to the Company.

    (3) Assessments payable represent amounts due the city of Las Vegas for general roadway improvements made during the year ended October 31, 1995. This assessment was assumed by Orion as part of the El Rancho sale.

    The Company previously recorded an allowance of $9,000,000 as of October 31, 1995 to reflect the net realizable value of the El Rancho Hotel and Casino based on the January 22, 1996 sale. This allowance was reduced by $576,677 during the year ended October 31, 1996 to reflect the actual settlement of all charges.

    Development Plans
    On January 15, 1997 ITB announced that they had received a $100,000,000 funding proposal, the proceeds of which will be used, in part, for the renovation and opening of the former El Rancho Hotel and Casino site as an international country music attraction called "CountryLand USA", a major destination hotel and casino. The proposed funding is subject to the execution of a definitive loan agreement between ITB and the proposed lender, which the Company can give no assurance will be made. The proceeds of this loan are anticipated to be sufficient to renovate and reopen the Property site, as well as repay the Company's remaining outstanding note receivable. ITB had previously announced that it intended to develop the El Rancho property under a "Starship Orion" multiple-casino theme. It was estimated that the total cost of completion would be approximately 1 billion dollars and that ITB intended to develop the property with up to as many as six partners. ITB had not engaged any partners for its "Starship Orion" theme development, and will now develop the property under a more modest "CountryLand, USA" theme.

    In accordance with the initial sale agreement, if by October 25, 1996 (i) Orion had not closed on or received permanent financing and obtained the required lease commitments to develop the "Starship Orion" , and (ii) and has not closed or received a firm commitment for the alternative financing, and if CLND has arranged for the refinancing of the refinance loan and places into an escrow account amounts sufficient to cover the financing and carrying costs of the refinance loan and the operating costs of the property for either a six month or year period (the "option period"), LVEN may either
    (i) appoint and authorize a reputable commercial real estate broker to sell the property at an amount, after expenses, in excess of the underlying mortgage and invested amounts of both Orion and LVEN, or (ii) arrange on behalf of Orion, in conformity with prevailing financing terms and conditions fro major Las Vegas hotel/casino projects, alternative financing of not less than $55,000,000. On October 25, 1996, LVEN advised that it was asserting its rights afforded during the Option Period by arranging the prescribed escrow account. On October 28, 1996, ITB announced that LVEN forfeited its rights with respect to the purchase agreement because they believed LVEN failed to satisfy certain contractual pre-conditions. LVEN advised ITB that it contested its position. On February 2, 1997, the Company and ITB settled their disagreement. As described above, and with the assistance of the Company, ITB has announced its plans for the financing and development of the El Rancho site as "CountryLand, USA" and had received a proposal of $100,000,000 of financing which, if funded, will be used, in part, for such development. If the Property is not developed, or if the expected funding is not completed, the Company believes it still maintains the rights under the option period described above. In connection therewith, the Company has engaged an investment banking firm to seek funding necessary to provide the alternative financing described above.

    If Orion, with the consent of the Company, sells the Property prior to the commencement of casino operations or if the Property is sold through foreclosure or other forced sale, the proceeds of such sale shall be paid in the following order of priority: (i) first, to pay in full all principal, interest and costs owing under the current $14,000,000 mortgage refinancing;
    (ii) second, to repay Orion for its investment in the property or any

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    additions thereto in the amount of all cash payments comprising a part of the Purchase price plus $2,000,000 and any and all reasonable documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of, the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum; (iii) third, to pay the Company the outstanding balance of principal and accrued interest owing under the remaining note, plus $4,000,000 and any documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of, the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum from closing; (iv) fourth, to pay Orion $2,000,000 together with an accrued return thereon in the amount of eight percent (8%) per annum from closing and (v) fifth, any excess to be divided fifty percent (50%) to Orion and fifty percent (50%) to the Company, provided however, that if the property is sold after January 25, 2001, in order for the Company to receive its fifty percent (50%) share from and after such date, the Company must pay on an ongoing basis fifty percent (50%) of the carrying costs of the property, including interest, taxes, maintenance, and insurance.

3.     INVESTMENT AND ADVANCES

     Investments and advances consist of the following as of October 31, 1996 and 1995;

                                     1996             1995
                                    ----             ----

         (A)  Malbec, Inc.           $ 462,606    $   43,000
         (B)  Tee One Up, Inc          300,000             -
         (C)  Orion Inc.               261,706             -
         (D)  Patmore Broad               -          327,150
                                   -----------    ----------

                                    $1,024,312      $370,150
                                   ===========    ==========

(A) During 1996, the Company made advances of $912,606 to Malbec, Inc., an unaffiliated company, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 8% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account (which has a balance of $667,000 as of January 31, 1997). The Company has re-evaluated this project and has decided not to pursue development, and expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of October 31, 1996.

(B) On September 4, 1996, the Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. In connection with making this loan, the Company received a 3% equity interest in the common shares of Tee One Up. The Company has given no value to this investment for financial statement purposes.

(C) Advances to Orion Inc. represent amounts currently due the Company for monthly entertainment management fees, and for the reimbursement for certain operational advances made for the El Rancho Property.

(D) The Company acquired an option to acquire Patmore Radio Broadcasting for $515,258 during the year ended October 31, 1993. Notice of exercise of the option by LVEN was given in September 1993, with the closing originally scheduled to occur by March 31, 1994. Patmore alleges that the purchase option expired in March 1994, and informed the Company they considered the purchase option as terminated. The Company received $327,150 of unsolicited funds from Patmore in 1994 in an effort by Patmore to terminate LVEN's right to purchase the radio station. Management reflected the $327,150 as a liability on the balance sheet at October 31, 1995. The Company recorded a reserve of $188,108 against its investment resulting in a net investment of $327,150 at October 31, 1995.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Management became aware that Patmore attempted to sell the Station to Compass Communications on November 7, 1995, and obtained a temporary restraining order to block the sale of the station on February 23, 1996. However, on March 6, 1996 the restraining order was dissolved, allowing Patmore the ability to proceed with its sale. As of October 31, 1996, the Company has applied the $327,150 liability as an offset to its investment in Patmore. Management still considers its purchase option as valid, and continues to investigate and pursue various options.

4.  NOTES  RECEIVABLE - LAKE TROPICANA

     Notes receivable - Lake Tropicana consist of the following as of October 31, 1996 and 1995;

                                                        1996     1995

        Lake Tropicana                            $3,736,000     $3,736,000
        Less allowances for valuation
         and imputed interest                      2,929,511      2,929,511
                                                  ----------     ----------
                                                    $806,489       $806,489
                                                  ==========     ==========

    On July 24, 1993, the Company acquired for $806,488 a 45% interest in a venture which owns a 184 unit apartment complex in Las Vegas, Nevada. The complex is being converted into vacation interval ownership (time-share) project. During 1994, the managing general partner of the joint venture, a subsidiary of MPTV, Inc., agreed to purchase one-half of the Company's interest (22.5%) for $1,868,643. The purchase price was payable by a promissory note bearing interest at a rate of 8% per annum, secured by a deed of trust on the property. During 1994 the managing general partner filed for bankruptcy protection, and management recorded an allowance of $1,584,172 against the $1,987,417 receivable (principal of $1,868,643 and interest receivable of $118,774) for a net receivable of $403,245 at October 31, 1994.

    During 1995, the project emerged from bankruptcy protection and reorganized its debt with its creditors. As part of the reorganization, the Company replaced its original $1,868,000 principal note with a new note of the same amount dated March 22, 1995, and sold to MPTV its remaining 22.5% interest in the project for an additional note of $1,868,000. Accordingly, as of October 31, 1996 and 1995, Notes Receivable - Lake Tropicana represent two
    (2) separate notes payable to the Company of $1,868,000 each. The first note bears interest at a rate of 8% per annum, payable monthly, and is secured by a fifth position in a deed of trust. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. As of January 15, 1997, the joint venture had reorganized its debt position, and with such financing, anticipates it will have the funds to commence development and sale of the time share units. Concurrent with such reorganization, the Company's secured note receivable moved up to a second position.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    5.             NOTES  PAYABLE


Notes payable consist of the following as of October 31, 1996 and 1995;

                                             1996          1995
                                        -----------      --------
(A)   Convertible Bridge Loans          $1,050,249     $  778,000
(B)   BP Group                                   -      1,325,000
(C)   UK Foods                                   -      1,500,000
      Other                                  6,195          9,968
                                          ---------     ---------

    Total                                $1,056,444    $3,612,968
                                         ==========    ==========

     (A) Convertible bridge loans consist of five (5) one-year unsecured notes. The notes, which are currently due and payable, accrue interest at a rate of 8% per annum until the principal and accrued interest are paid. The notes and any accrued interest are convertible, at the lender's option, into shares of the Company's common stock at a price of $1.25 per share, or approximately 90% of the market price, whichever is less, at any time prior to the repayment by the Company. Subsequent to October 31, 1996, $275,000 of these notes were repaid.

     (B) The BP Group note consisted of a $1,325,000, 8% unsecured bridge loan. The note and all outstanding interest was repaid in full on February 20, 1996.

     (C) The UK Foods note consisted of a $1,500,000, 8% unsecured bridge loan. The note and all outstanding interest was repaid on January 31, 1996.

     Consolidated interest expense for the years ended October 31, 1996 and 1995, excluding any interest capitalized, was $205,352 and $343,085, respectively. Interest expense of $2,548,351 was capitalized during the year ended October 31, 1995.

    6.          STOCKHOLDERS' EQUITY

    Description of securities - The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, at $.001 per share par value, of which 34,898,349 and 28,506,816 shares of common stock were issued and outstanding as of October 31, 1996 and 1995, respectively. The Company has also authorized 30,000,000 shares of Preferred Stock, par value $.001 per share, none of which was outstanding during the years ended October 31, 1996 and 1995. The Board of Directors of the Company is authorized to determine the number and designation of one or more series of Preferred Stock and the voting powers, rights, preferences, qualifications, limitations or restrictions and the shares of any such series.

    Issuances of common stock - The Company has made the following issuances of common stock during the years ended October 31, 1996 and 1995;

    Shares Issued for Services - The Company issued 2,752,588 shares of its Common Stock for services provided and to settle accounts payable during the year ended October 31, 1996 (during the first and second quarters of fiscal 1996) and 3,081,500 shares of its Common Stock for services provided and to settle accounts payable during the year ended October 31, and 1995. The shares were valued at $1,369,135 and $3,009,589, respectively, for the years ended October 31, 1996 and 1995. The shares were issued at prices ranging from $.40 to $.63 per share during 1996 and from $.70 to $1.50 per share in 1995. The shares were valued at the average bid market price for the shares 10 days prior to issuance or the estimated selling price. Since inception, the Company has issued 5,230,885 shares valued at $5,860,677 at an average price ranging from $.40 to $5.63 per share.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Included in the 1996 issuance of the Company's common shares described above were 1,412,588 shares of common stock issued to SunAmerica Insurance Company in connection with arranging the financing of the sale of the El Rancho Hotel and Casino described in Note 2. The Company initially issued 1,912,588 shares to Sun America, however in accordance with the refinance agreement, 500,000 of these common shares were returned to the Company during 1996 as the buyer subsequently prepaid this obligation.

     Sales of Common Stock - The Company sold 3,034,294 shares of its Common Stock during the year ended October 31, 1996 (all during the first quarter ) and 592,858 shares of its Common Stock during the year ended October 31, 1995, respectively, in a series of private placements made to non-U.S. (foreign) purchasers, under the exemption of Regulation S of the Securities Act of 1933. The Company received net proceeds of $1,242,500 in 1996 and $400,002 in 1995 from these sales. The sales prices per share ranged from $.50 to $.55 per share in 1996, and from $.60 to $.80 per share in 1995.

     Shares issued in lieu of Notes Payable and Accrued Interest - The Company issued 604,651 and 5,944,858 shares of its common stock to extinguish $252,500 and $3,893,744 of outstanding convertible bridge notes payable and accrued interest during the years ended October 31, 1996 and 1995, respectively.

    Outstanding Warrants - The Company has issued and outstanding 1,600,385 Class A warrants and 1,263,115 Class B warrants as of October 31, 1996 and 1995. The holder of each Class A Warrant is entitled to purchase one share of Common Stock of the Company and one Class B Warrant at an exercise price of $4.00. The holder of each Class B Warrant is entitled to purchase one share of Common Stock at an exercise price of $6.60. The exercise dates of both the Class A and Class B warrants, initially at any time until February 20, 1997, have been extended until June 1, 1997.

    The Class A Warrants are subject to redemption commencing on February 20, 1996, on not less than thirty days' notice, at a price of $.05 per Warrant, at any time after the average closing price of the Common Stock shall have exceeded $4.00 per share with respect to the Class A Warrants and $6.60 per share with respect to the Class B Warrants for any 30 consecutive business days ending within 15 days of the date on which the notice of redemption is given. Holders of the Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Warrants unless the Warrants are exercised before they are redeemed. All of the outstanding Warrants of a class, except for those underlying the Unit Purchase Option, must be redeemed if any of that class are redeemed. The Company shall not be able to call the Warrants unless a registration statement covering the securities issuable upon exercise of the Warrants is, and remains, current throughout the period fixed for redemption.

    On January 22, 1996, in connection with arranging the financing of the sale of the El Rancho Hotel and Casino described in Note 2, the Company issued warrants valued at $256,200, based on the current market price at the date of the grant, to a third party to purchase 600,000 shares of its Common Stock at $.10 per share.

    Stock Options- Outstanding stock options consist of the following;

    Chairman of the Board - On March 1, 1995, Mr. Joseph Corazzi, Chairman of the Board, was granted 4,000,000 options to purchase Common Stock of CountryLand Properties Inc., which is transferable to any new subsidiary formed to operate the gaming assets of the Company, including Casino-Co. The 4,000,000 CountryLand Properties Inc. warrants are fully transferable and convertible into options to purchase LVEN Common Stock at $1.00 per share. These shares are not issuable in connection with the Stock Option Plan described below.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Other - Subsequent to October 31, 1996, Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property Site (See Note 2). These shares are not issuable in connection with the Stock Option Plan described below.

     Stock Option Plan - The Company adopted a Stock Option Plan in July 1994. The Stock Option Plan enables the Company to offer an incentive based compensation system to key employees, officers, directors, consultants and to employees of companies who do business with the Company. A total of 1,000,000 shares are reserved for issuance under the Stock Option Plan, of which 190,000 shares are issuable under options which have been granted to employees, and 730,000 shares under options granted to officers and directors, all with an exercise price of $. 71 to $1.50 per share. The Company may increase the number of shares reserved for issuance under the Stock Option Plan or may make other material modifications to the Stock Option Plan without stockholder approval. However, no amendment may change the existing rights of any option or award holder. The following table summarizes option transactions through October 31, 1996;


                                        Shares          Share
                                        ------           -----
    Balance, November 1, 1994                 -             -
    Granted                             880,000        $ 1.00
                                        -------        -------
    Balance, October 31, 1995           880,000        $ 1.00
    Canceled                           (100,000)       $ 1.00
    Granted                              40,000        $ 0.71
                                        --------       -------

    Balance, October 31, 1996           820,000    $0.71 - $1.00
                                        ========   ==============


    7.OTHER CHARGES

    Included in other charges for the year ended October 31, 1996 is $625,000 which represents cash and the value of 800,000 restricted shares of the Company's Common Stock and 167,000 shares of Common Stock of Satellite Networks Inc. paid in connection with settling claims arising from arranging certain financing in connection with the initial acquisition of the El Rancho Property site; an allowance of $450,000 relating to advances made to Malbec, Inc., an unaffiliated third party, in connection with the development of certain hotel properties in Miami Beach, Fla.; $295,000 related to an adjustment to reflect the value of certain shares of common stock previously issued for services; and $150,000 to settle an outstanding loan and stock purchase agreement.

    Included in other charges for the year ended October 31, 1995 is $500,000 allowance for reduction to market value of 4,000,000 shares of common stock of Sky Scientific Inc; $33,000 loss on the sale of 25,000 shares of American Network Group, Inc. common stock ; $72,850 for an additional allowance against the Company's investment in Patmore Radio Broadcasting; $107,000 additional allowance against existing note receivables, and; $70,000 loss relating to investments no longer pursued.

    8.COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases on a month-to-month basis 7,000 square feet in Los Angeles, California for $8,500 per month. The Company also leases, on a month-to-month basis, certain other facilities at an aggregate rental of $4,500 per month. Consolidated rent expense for the years ended October 31, 1996 and 1995 was $257,590 and $205,434 respectively.

         LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Employment Agreements - On March 1, 1995, the Company and its LVCC subsidiary entered into two (2) separate five-year employment agreements with Joseph Corazzi, the Chairman of the Board of the Company, which provide for an annual aggregate salary of $550,000. The agreements may be renewed by mutual agreement of the parties for successive terms of one year. The employment agreements are subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitle Mr. Corazzi to participate in any employee benefit plans which may be offered in the future, such as group life, health, hospitalization and life insurance, and prohibits him from engaging in a business competitive with the Company during the term of the agreement. Under the agreements, Mr. Corazzi's employment terminates upon death or disability and may be terminated by the Company for "cause," which is defined as the willful failure to perform duties, malfeasance, commission of a felony, gross negligence, or breach of the employee's covenant not to compete or maintain confidential certain information. Termination by the Company for any other reason entitles the employee to receive his salary for the remaining term of the agreements.

    The employment agreements also provide for the following; (i) a lump sum payment of $2,000,000 upon the consummation of a definitive agreement by the Company and potential purchaser providing for a change of control, (ii), an annual retirement benefit starting with the calendar month after his retirement or termination, equal to fifty percent of his average annual LVEN salary and bonus received in the twenty-four (24) month period prior to his termination (plan becomes effective once Mr. Corazzi has been employed 10 years, including any time pre-dating these agreements), and (iii) an annual lump sum cash payment equal to 5% of earnings before income taxes, depreciation and amortization of the LVCC subsidiary.

    The Company paid and reimbursed Mr. Corazzi $730,177 and $283,360 during the years ended October 31, 1996 and 1995, respectively for amounts due him since inception through October 31, 1996. Amounts due Mr. Corazzi amounting to $431,739 and $586,739 have been accrued as of October 31, 1996 and 1995, respectively. The Company has also accrued $239,000 and $115,000 for amounts due Mr. Corazzi under the retirement plan which is included in accrued officers salary and benefits as of October 31, 1996 and 1995.

    Legal -On October 18, 1996, an unaffiliated third party filed a complaint against the company in California Superior Court, County of Los Angeles, seeking damages of $1,800,000, plus interest and attorney fees, for breach of contract, breach of implied contract, and certain damages the individual claims are due him under terms of a 1992 retainer agreement. The Company believes that the individual failed to competently perform all of his duties under the agreement, that there are no funds due, and that the case is without merit. Management intends to vigorously defend the lawsuit. Additionally, the Company has commenced action against the owners of Patmore Broadcasting relating to an option to acquire a radio station in Las Vegas, and intends to aggressively pursue the Company's position that it still has a valid option to purchase the radio station.

    The Company is not involved in, or a party to, any other material legal proceedings at this time. At various times, the Company and its subsidiaries are involved in various matters of litigation, including matters involving settlement of fees and outstanding invoices, and consider these legal proceedings not to be material and in the ordinary course of business.

    Other - In connection with its investment in Electronic Media Corp made subsequent to year end (See Note 10), the Company agreed to guarantee up to $1,500,000 of equipment financing, and is also committed to issue up to 5,500,00 shares of the Company's stock based on certain performance levels.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    9.INCOME TAXES

    The Company has available unused operating loss carryforwards of approximately $18,900,000 at October 31, 1996 which may be used against future taxable income. Certain amounts of the net operating loss carryforward may be limited due to changes in the Company's stock ownership. The operating loss carry forwards will expire in various amounts through the years through 2011. Generally Accepted Accounting Principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The Company has not provided for any deferred tax asset due to the doubtfulness of realization due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, and because of the more than 50% change in ownership.

    10.  SUBSEQUENT EVENTS

    Note Receivable - On January 15, 1997, the Company, through its wholly-owned Nevada subsidiary Casino- Co, made a 90-day secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan (" the Seller") of 2,904,016 shares (the "Shares") of the common stock of International Thoroughbred Breeders, Inc. ("ITB"), representing twenty-five percent (25%) of the outstanding stock of ITB. At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The sale of the Shares was instrumental to the Company, as it will allow ITB to (i) meet the requirements of a $100 Million funding proposal that would be used, in part, for the renovation and opening by ITB of ITB's 21-acre Strip property in Las Vegas, Nevada, formerly know as the El Ranch Hotel and Casino, in which the Company has a continuing cash flow interest, and (ii) meet the requirements of The New Jersey Racing Commission and Division of Gaming Enforcement for continued racing licencing at ITB's New Jersey facilities. The Company believes that the sale of the Shares will also facilitate ITB's application for Nevada Gaming Licencing.

    The loan to NPD is evidenced by a 10% Secured Promissory Note due on April 15, 1997 (the "NPD Note"). The NPD Note is secured by a security interest in and to certain rights of NPD in and to the Shares, subject to a purchase money lien in favor of the Seller for the balance of the purchase price owing to him in respect of the sale of the Shares. In addition, 1,452,088 of the Shares are subject to an existing purchase option in favor of a third party, and would likely cease to provide collateral to the Company upon the exercise of such option.
    The NPD Note is personally guaranteed by Mr. DeSantis.

    Upon a default by NPD under its payment obligations to the Seller in respect of the balance of the purchase price for the Shares, the Seller would be free to exercise certain creditor's rights under a Pledge Agreement between the Seller and ITB in respect of the Shares (the "Pledge Agreement"). Such actions could have the effect of modifying the Company's security interest in such collateral, which at all times is subordinated to and secondary to the rights of the Seller. In the event that the Seller elects to foreclose on the Shares, the Company will be obligated to execute all documents requested by the Seller to reflect the discharge of the Company's security interest therein. In the event of a sale by the Seller after a default, the Company's right in such circumstance shall be limited to the right to receive any proceeds from such sale over and above the amounts due the Seller under the Pledge Agreement. Upon satisfaction of NPD's purchase money obligation to the Seller during the term of the NPD Note, the Company would then have a first priority security interest in the Shares.

           LAS VEGAS ENTERTAINMENT NETWORK INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Investment in Electric Media Co. - The Company entered into an agreement on January 31, 1997 whereby it acquired a 5% equity interest in Electric Media Co. Inc. (EMC) and a continuing royalty in certain of its operations, for $400,000 plus the contingent issuance of up to 5,500,000 shares of LVEN common stock as described below. EMC, along with a joint venture partner/developer, is developing technology that if successful, of which the Company can give no assurance, will allow delivery of media, Internet and telecommunication services to customers all over the world, utilizing existing power utility infrastructures. Field testing of this technology will occur during 1997, and in connection therewith, the Company has agreed to provide a guarantee up to $1,500,000 for the financing of certain equipment necessary for the field tests. The equipment is returnable to the vendor, without cost to the Company, should the test not be satisfactory. Upon a successful field test of this technology, the Company is committed to deliver 500,000 restricted shares of its common stock to the developer of this technology.

    If the field tests are successful, EMC will begin worldwide marketing of this technology, including the sale and distribution of addressable receiver boxes that are necessary to receive the data communication. LVEN will receive, in perpetuity, a $25 per unit royalty for each receiver box sold, if any. Each time the sale of these units generates $10,000,000 of net after tax profits, the Company will deliver the developer an additional 500,000 restricted shares of the Company's common stock, up to a maximum of 5,000,000 restricted shares. The Company may terminate the agreement at its sole discretion, and have no further liability to EMC or the developer.

    Other - Subsequent to October 31, 1996, Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999 as part of consideration for providing a $6,000,000 standby funding commitment (See Note 6).
                                      F-17