Form 10QSB
period 1997-01-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1997-03-20
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :    January 31, 1997


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number   0-21278



                      LAS VEGAS ENTERTAINMENT NETWORK, INC
                      ------------------------------------
        (Exact name of small business issuer as pecified in its Charter)



         Delaware                                       94-3125854
 ---------------------------                 ---------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



              1801 Century Park East, Los Angeles, California 90067
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (310) 551-0011
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                      34,898,349
-----------------------------               ------------------------------
Title of Class                              Number of Shares outstanding at
                                            March 18, 1997

DOCUMENTS INCORPORATED BY REFERENCE: NONE



             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                January 31,    October 31,
                                                    1997           1996
                                              ------------     ------------
                                               (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                    $ 5,553,357   $10,385,292
  NOTE RECEIVABLE, NPD - Note 3                  2,922,933
                                               -----------   -----------
      TOTAL CURRENT ASSETS                       8,476,290    10,385,292

 LONG TERM NOTE RECEIVABLE - Note 2              5,900,000     5,900,000

 INVESTMENTS & ADVANCES - Note 4 .               2,224,033     1,024,312

 NOTES RECEIVABLE - LAKE TROPICANA                 806,489       806,489

 PROGRAMING AND FILM COSTS                         180,000       180,000

  PROPERTY AND EQUIPMENT
     net of accumulated depreciation
     of $198,202 (1997) and $180,981 (1996)        156,221       171,397


 OTHER ASSETS                                       10,770        10,770
                                              ------------  ------------

                                               $17,753,803   $18,478,260
                                              ============   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES:
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $ 181,453     $  144,649
   NOTES PAYABLE - Note 5                         778,421      1,056,444
   ACCRUED INTEREST PAYABLE                        95,834        102,346
   ACCRUED OFFICER'S SALARIES & BENEFITS          659,122        645,622
                                             ------------   ------------
      TOTAL CURRENT LIABILITIES                 1,714,830      1,949,061

 STOCKHOLDERS' EQUITY:
   PREFERRED STOCK - SERIES A, AUTHORIZED
    30,000,000 SHARES, ISSUED AND
    OUTSTANDING -  NONE
   COMMON STOCK - AUTHORIZED 50,000,000
    SHARES,  $.001 PAR VALUE; ISSUED
    AND OUTSTANDING 34,898,349
    SHARES (1997 and 1996)                        34,895          34,895
   ADDITIONAL PAID-IN CAPITAL                 47,445,080      47,280,080
   DEFICIT                                   (31,441,002)    (30,785,776)
                                             ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY               16,038,973      16,529,199
                                             ------------    ------------

                                            $ 17,753,803    $ 18,478,260
                                            ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.


             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                 THREE MONTHS
                                                ENDED JANUARY 31,
                                                -----------------

                                               1997           1996
                                          ------------    ------------

 REVENUES                                    $ 75,000    $     66,200

 COSTS AND EXPENSES
     General & Administrative                 667,808       1,022,697
                                          -----------    ------------
  LOSS BEFORE OTHER
        INCOME AND (CHARGES)                 (592,808)       (956,497)

 OTHER INCOME AND (CHARGES):
          Interest Income                     123,571          36,606
          Other Charges - Note 6             (165,000)        (20,000)
          Interest and Finance Costs          (20,988)       (399,379)
                                         ------------    ------------
 TOTAL OTHER INCOME AND (CHARGES)             (62,417)       (382,773)
                                         ------------    ------------

 NET LOSS                                $   (655,225)   $ (1,339,270)
                                         =============   =============


 WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                  34,898,349      30,055,232
                                       \   ==========      ==========


 LOSS PER SHARE OF COMMON STOCK                $(0.02)         $(0.04)
                                          ============    ============







  The accompanying notes are an integral part of these consolidated financial statements.


             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                              THREE MONTHS
                                                            ENDED JANUARY 31,
                                                            -----------------

                                                         1997            1996
                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $  (655,225)   $ (1,339,270)
Depreciation                                            17,221          10,000
Adjustments to reconcile net loss
 to net cash used in operating activities:
   (Increase) in Prepaid Expenses                                     (309,750)
    Increase (Decrease) in;
      Accounts Payable                                  36,803         (27,540)
      Accrued Officer's Salaries                        13,500          72,500
                                                   -----------     ------------
CASH USED IN OPERATING ACTIVITIES                     (587,701)     (1,594,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments & Advances                            (1,199,721)
  Loan to NPD                                       (2,922,933)
  Sale of El Rancho and Capitalized Costs                           34,795,310
  Acquisition of Property and  Equipment                (2,045)         (5,025)
                                                   ------------    ------------
CASH  PROVIDED BY (USED IN) INVESTING ACTIVITIES    (4,124,699)     34,790,285

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Notes Payable                                            850,000
  Repayment of  Notes Payable                         (278,022)     (1,501,413)
  Issuances and Sales of Common Stock                                2,987,010
  Issuances of Options and Warrants                    165,000          65,272
  Issuance of Notes and Loans Receivable                           (12,400,000)
  Repayment of Loans and interest payable
    - El Rancho                                                    (14,094,895)
  Interest Payable                                      (6,513)         19,906
                                                  ------------    ------------
 CASH USED IN FINANCING ACTIVITIES                    (119,535)    (24,074,120)

INCREASE (DECREASE) IN CASH                         (4,831,935)      9,122,105

CASH BALANCE - BEGINNING                            10,385,292         789,338
                                                  ------------    ------------
CASH BALANCE - ENDING                             $  5,553,357    $  9,911,443

                                                  ============    ============
NON-CASH TRANSACTIONS
 Conversion of Notes Payable and Accrued
  Interest to Equity                                                  $260,000
 Accrued Interest and Fees - El Rancho                                 695,832

CASH PAID FOR
 Interest                                            $ 27,500          $84,473




       The accompanying notes are an integral part of these consolidated financial statements.


             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 THREE MONTHS ENDED JANUARY 31, 1997 (UNAUDITED)



                               Common Stock
                                                       Additional
                               Number                   Paid-in
                             of Shares       Amount     Capital          Deficit    Total
                             ------------   --------- ------------    ------------ --------

BALANCE - NOVEMBER 1, 1996    34,898,349    $34,895  $47,280,080   $(30,785,777) $16,529,198

Issuance of Warrants                                     165,000        165,000

Net Loss for the Three
 Months Ended
 January 31, 1997                                                      (655,225)    (655,225)
                             -----------    -------  -------------  ------------ ------------
BALANCE - January 31, 1997    34,898,349    $34,895  $47,445,080    $(1,441,002) $16,038,973
                             ===========    =======  ============   ============ ============








       The accompanying notes are an integral part of these consolidated financial statements.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.        SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 Background and Business and Basis of Presentation - Las Vegas Entertainment Network, Inc. ("LVEN" or "the Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company's primary project to date was the renovation, expansion and redevelopment of the El Rancho Hotel & Casino located in Las Vegas, Nevada (the "El Rancho" or the "Property"), which was acquired on November 24, 1993. On January 22, 1996, the Company sold the El Rancho to a third party for $43,500,000 of cash, notes and assumption of debt, and will also receive a continuing interest in the cumulative adjusted cash flow (as defined) from the Property of up to $160,000,000 once the Property has been developed and certain invested amounts have been recouped (see Note 2). In connection with the sale, the Company's Las Vegas Communications Corporation subsidiary was granted the exclusive contract to provide entertainment at the Property site, and accordingly will begin developing Las Vegas style entertainment shows once the Property site has been developed.

     The Company is also active in the development of media related opportunities, including formulating a business plan to develop, produce, market and distribute television and video programming. The Company is also investigating other potential businesses for acquisition in the entertainment, lodging, or communications industry.

     The accompanying financial statements include the accounts of Las Vegas Entertainment Network Inc. (LVEN), and its wholly-owned subsidiaries; CountryLand Properties, Inc. (CLND), Las Vegas Communications Corp. ("LVCC"), Casino-Co Inc. and Pacific DNS, Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1996.

2.        NOTE RECEIVABLE AND CONTINUING INTEREST IN EL RANCHO PROPERTY

          On January 22, 1996, the Company sold the assets and liabilities of the El Rancho to International Thoroughbred Breeders, Inc. ("ITB"), for consideration of $43,500,000 of cash, notes and assumption of debt. As of January 31, 1997 and October 31, 1996, Long Term Note Receivable, ITB, represents the remaining 8% promissory note, in the principal amount of $10,500,000, arising from the sale of the El Rancho Property. The note is secured by a subordinated junior position in assets of the El Rancho (which may be further subordinated if additional borrowing is made against the property), and is due upon the successful raising of financing to develop the Property, or upon the ultimate sale of the Property. As of January 31, 1997 and October 31, 1996, the Company had provided an allowance of $4,600,000 against the remaining note.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ITB has informed the Company that it has received a proposal from a institutional mortgage lender for approximately $100,000,000 of first mortgage financing, the proceeds of which will be used, in part, for the renovation and opening of the former El Rancho Hotel and Casino site as an international country music attraction called "CountryLand USA", a major destination hotel and casino. Proceeds of the proposed funding, which the Company can give no assurance will be made, are anticipated to be sufficient to renovate and reopen the Property site, as well as repay the Company's remaining outstanding note receivable.

          Once the Property has been developed, of which there can be no assurance will be achieved, the Company will receive as additional consideration for entering into the sale agreement (but not as part of the Purchase Price for the assets) a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the casino on the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of $160,000,000, but only after ITB and the Company first receive 100% of the adjusted cash flow until all invested amounts, plus $8,000,000, have been recouped, plus any other additional costs incurred, together with interest thereon at the rate of eight percent (8%) per annum from the closing date.

          Additionally, commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract to provide entertainment at the Property site, subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides, and other non-gaming attractions, of any kind or nature at the property site, (ii) arranging all advertising for all of the properties needs, and (iii), managing all other entertainment venues. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the opening date of the property, and LVCC shall have the option to renew the agreement for two consecutive five year terms. The agreement provides LVCC with an annual fee of $800,000 subject to annual increases. LVCC will also receive an additional; (i) twenty- five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent.

3.        NOTE RECEIVABLE, NPD

          On January 15, 1997, the Company, through its wholly-owned Nevada subsidiary Casino-Co, made a ninety day secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan (" the Seller") of 2,904,016 shares (the "Shares") of the common stock of International Thoroughbred Breeders, Inc. ("ITB"), representing twenty-five percent (25%) of the outstanding stock of ITB. At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The sale of the Shares was instrumental to the Company, as the Company believes it will allow ITB (i) to meet the requirements for funding the renovation of the Property site, and (ii) meet the requirements of The New Jersey Racing Commission and Division of Gaming Enforcement for continued racing licencing at ITB's New Jersey facilities. The Company believes that the sale of the Shares will also facilitate ITB's application for Nevada Gaming Licencing.

          The loan to NPD is evidenced by a 10% Secured Promissory Note due on April 15, 1997 (the "NPD Note"). The NPD Note is secured by a security interest in and to certain rights of NPD in and to the Shares, subject to a purchase money lien in favor of the Seller for the balance of the purchase price owing to him in respect of the sale of the Shares. In addition, 1,452,088 of the Shares are subject to an existing purchase option in favor of a third party, and would cease to provide collateral to the Company upon the exercise of such option. The NPD Note is personally guaranteed by Mr. DeSantis.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          As consideration for Casino-Co making the $2,910,000 loan, NPD granted Casino-Co an option to acquire, at an exercise price of $4 per share, the Shares, of which 1,452,088 shares are subject to an existing purchase option in favor of a third party. Exercise of the option must be approved by the Seller, as well and the United States Bankruptcy Court, before which certain proceedings involving the Seller are pending.

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

4.     INVESTMENT AND ADVANCES

     Investments and advances consist of the following as of January 31, 1997 and October 31, 1996;

                                         January 31,    October 31,
                                              1997        1996
                                              ----        ----
                  (A)   Malbec, Inc.      $  462,606   $  462,606
                  (B)   Tee One Up, Inc      267,800      300,000
                  (C)   ITB Inc.           1,175,952      261,706
                  (D)   EMC                  317,675
                                          ----------   ----------

                                          $2,224,033   $1,024,312
                                          ==========   ==========

(A) The Company has made advances to Malbec, Inc., an unaffiliated company, of $912,606 as of January 31, 1997 and October 31, 1996, respectively, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 8% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account (which has a balance of $667,000 as of March 15, 1997). The Company has re-evaluated this project and has decided not to pursue development, and expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of January 31, 1997 and October 31, 1996, respectively.

(B) The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. Principal and interest at a rate of 17% per annum are being paid in monthly installments of $14,832 until maturity, November 1, 1998. In connection with making this loan, the Company received a 3% equity interest in the common shares of Tee One Up. The Company has given no value to this investment for financial statement purposes.

(C) Advances to ITB Inc. represent amounts currently due the Company for monthly entertainment management fees, and for the reimbursement for certain operational advances made for the El Rancho Property. Subsequent to January 31, 1997, $485,000 of these amounts were repaid to the Company.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(D) The Company entered into an agreement on January 31, 1997 whereby it acquired a 5% equity interest in Electric Media Co. Inc. (EMC) and a continuing royalty in certain of its operations, for $400,000 plus the contingent issuance of up to 5,500,000 shares of LVEN common stock as described below. EMC, along with a joint venture partner/developer, is developing technology that if successful, of which the Company can give no assurance can be achieved, will allow delivery of media, Internet and telecommunication services to customers all over the world, utilizing existing power utility infrastructures. Field testing of this technology will occur during 1997, and in connection therewith, the Company has agreed to provide a guarantee up to $1,500,000 for the financing of certain equipment necessary for the field tests. The equipment is returnable to the vendor, without cost to the Company, should the test not be satisfactory. Upon a successful field test of this technology, the Company is committed to deliver 500,000 restricted shares of its common stock to the developer of this technology.

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

5.     NOTES  PAYABLE

       Notes payable consist of five (5) one-year unsecured notes. The notes, which are currently due and payable, accrue interest at a rate of 8% per annum until the principal and accrued interest are paid. The notes and any accrued interest are convertible, at the lender's option, into shares of the Company's common stock at a price of $1.25 per share, or approximately 90% of the market price, whichever is less, at any time prior to the repayment by the Company.

6.     OTHER

       On March 1, 1997, the Company extended, until March 1, 2000, the warrant of Mr. Joseph A. Corazzi, Chairman of the Board of the Company, to acquire 4,000,000 shares of common stock of CountryLand Properties Inc. (CLND). The 4,000,000 CLND warrants are fully transferable and convertible into options to purchase LVEN common shares at $1.00 per share. The Corporation has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. If the Company had elected to recognize compensation cost based upon the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts listed below:


                                             Three Months Ended
                                              January 31, 1997
                                              ----------------
       Net loss, as reported                    $     655,225
       Net loss, pro forma                      $   2,095,225
       Loss per share, as reported                       $.02
       Loss per share, pro forma                         $.06




                                                         9

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       On December 11, 1996, Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999 as part of consideration for providing a $6,000,000 standby funding commitment. In accordance with Statement of Financial Standards No. 123, these options have been valued at their fair value per the Black Scholes Valuation Model at $165,000 ($.11 per share), and have been reflected as an expense for the three months ended January 31, 1997.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

       Important Factors Relating to Forward Looking Statements. - In connection with certain forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward- looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion for the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10- QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

       On November 24, 1993, the Company acquired the El Rancho, a 1,006-room hotel with 90,000 square feet of casino and ancillary space and a 52-lane bowling alley, located on the Las Vegas Strip. The purchase price for the El Rancho was $36.5 million, including cash of $21.5 million, an 8% promissory note (the "El Rancho Note") in the face amount of up to $12 million purchase money mortgage secured by a deed of trust on the Property, and 2.3 million shares of LVEN common stock valued at $3 million to a third party finder. On January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders, Inc. for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho (the "Property") to develop and open the Property as "CountryLand, USA", a major hotel and casino destination. As part of the sale agreement, once the Property is opened and invested amounts have been recouped by ITB and the Company, of which there can be no assurance will be achieved, the Company will also receive a continuing fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the first casino on the Property, and thereafter a twenty-five percent (25%) interest in adjusted cash flow until such time as the Company has received an aggregate of $160,000,000. In addition, commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional fees.

       The Company presently has three (3) operating subsidiaries: Casino-Co, which in connection with the sale of the El Rancho will maintain the continuing interest in the cumulative adjusted cash flow from operations of the property; Las Vegas Communications Corporation (LVCC, formerly Protex Technology, Inc.), which will maintain the entertainment contracts on the Property and also continue to develop, produce, market and distribute television programming, and, Pacific DNS, which holds interests in certain of the Company's notes receivable.

       Cash Requirements. The Company's current monthly operating cash requirements are approximately $250,000, composed of general and administrative expenses, salary and consulting fees and interest payments on existing debt. The Company is also responsible for managing and paying the operating costs of the Property, but is reimbursed by ITB on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $60,000 per month but may increase to a greater amount as the renovation of this property begins. The Company may also incur other consulting and professional fees in the development and financing of its business activities. During the quarter ended January 31, 1997, the Company made approximately $350,000 in advances and deposits to certain businesses, individuals or others to secure potential acquisitions or investments. Subsequent to January 31, 1997, the Company has made an additional $150,000 of such advances. The Company is currently in the process of evaluating these potential acquisitions or investments for future development. The Company will continue to make deposits or advances as it deems necessary to secure potential investments or business acquisitions.

       As of March 15, 1997, the Company had approximately $8,100,000 in cash and current notes receivable and believes that its current cash and receivables (including funds expected to be received by April 15, 1997 by repayment of the NPD Note Receivable) will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $781,248 at March 15, 1997. However, these sources of cash may not be sufficient to enable the Company to fund the expansion and commencement of operations of its planned television programming. The Company may obtain such funds, if required, from a public offering. If a public offering is not successful, the Company will be required to seek other sources of funding. There can be no assurance such other funding will be available on terms satisfactory to the Company or at all.


Results of Operations

Three Months Year Ended January 31, 1997 Compared to Three Months Ended January 31, 1996.

 Revenues. Revenues for the three  months  ended  January  31,  1997 increased by $8,800 to $75,000 as compared to $66,200 for the corresponding period in 1996. Revenues for the three months ended January 31, 1997 consisted of $75,000 of fees earned under an interim entertainment management agreement with ITB (such agreement did not exist in the first quarter of fiscal 1996). Revenues for three months ended January 31, 1996 consisted of $66,200 of revenues earned in connection with renting out the parking facilities at the El Rancho Hotel property site which was previously owned by the Company.

     General and Administrative expenses. General and Administrative expenses decreased $354,889 to $832,807 during the three months ended January 31, 1997 as compared to $1,022,697 in the corresponding period in 1996. Professional, legal and accounting costs decreased $67,000 to $66,300 for the three months ended January 31, 1997 as compared to $133,300 for the corresponding period in 1996. The remainder of the decrease for the three months ended January 31, 1997 as compared to 1996 related to an overall decrease in general and administrative costs relating to the El Rancho Property due to the cessation of operations when the Property was sold on January 22, 1996.

       Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

       Interest Income and Expense. Interest income earned on cash balances increased $86,965 to $123,571 for the three months ended January 31, 1997 as compared to $36,606 for the corresponding period in 1996. The increase in interest income is consistent with the increase in the average cash balances outstanding during the three months ended January 31, 1997 as compared to the corresponding period in 1996. Interest expense and finance costs decreased $378,391 to $20,988 for the three months ended January 31, 1997 as compared to $399,379 for the corresponding period in 1996. The majority of the decrease related to a decrease in finance costs, which were none in the three months ended January 31, 1997 as compared to $295,000 for the comparable period in 1996. The remaining decrease in interest and finance costs related to a $83,391 decrease in interest expense to $20,988 for the three months ended January 31, 1997 as compared to $104,379 for the comparable period in 1996. The decrease in interest expense is consistent with the decrease in the average indebtedness outstanding during the three months ended January 31, 1997 as compared to the corresponding period in 1996.

       Other Income and Charges. Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999 as part of consideration for providing a $6,000,000 standby funding commitment. In accordance with Statement of Financial Standards No. 123, these options have been valued per the Black Scholes Valuation Model at $165,000 ($.11 per share), and have been reflected as an expense for the three months ended January 31, 1997.

Liquidity and Capital Resources

       Outstanding Notes Payable and Guarantees. As of January 31, 1997, the Company had outstanding $778,421 of notes and loans payable which are currently due and payable. The Company intends to repay the remaining outstanding notes, along with all accrued interest, during the current year from its current cash balances. The Company has also agreed to guarantee up to $1,500,000 of equipment financing in connection with an investment it made in Electronic Media Corp.

       Notes Receivable. In connection with the sale of the El Rancho, the Company received an 8% promissory note in the principal amount of $10,500,000, secured by a subordinated junior position in the deed of trust on the El Rancho Hotel and Casino Property. This note is due upon the successful raising of financing to develop the Property, or upon the ultimate sale of the Property. The Company expects that this note receivable should be collected from the proceeds from a $100,000,000 funding proposal ITB has received; however, the Company can give no assurance the closing of such funding will actually occur.

       If the Property is sold through foreclosure or other forced sale or based upon mutual decision of ITB and the Company, the proceeds of such sale shall be paid in the following order of priority: (i) first, to pay in full all principal, interest and costs owing under the Refinancing Loan or any substitution or additional mortgage refinancing thereof; (ii) second, to repay ITB for its investment in the property or any additions thereto in the amount of all cash payments comprising a part of the purchase price plus $2,000,000 and any and all reasonable documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of, the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum; (iii) third, to pay the Company the outstanding balance of principal and accrued interest owing under the Note, plus an additional $4,000,000, together with an accrued return thereon in the amount of eight percent (8%) per annum. Any excess will then be allocated fifty percent (50%) to ITB and fifty percent (50%) to the Company.

       As of January 31, 1997, the Company has outstanding two (2) separate notes receivable of $1,868,000 ($3,736,000 in total) from MPTV, Inc. arising from the sale of the Company's Lake Tropicana investment. The first note bears interest at a rate of 8% per annum, is payable monthly, and is secured by a fifth position in a deed of trust on the underlying time-share project. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval is sold until August 1,

1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. The joint venture has reorganized its debt position, and with such financing, is anticipated to have the funds to commence development and sale of the time share units. As a result of such reorganization, the Company's secured note receivable moved up to a second position. The Company has provided an allowance of $2,929,511 against these notes (including an allowance for imputed interest on the non-interest bearing note) as of January 31, 1997, for a net receivable of $806,489.

       As of January 31, 1997, the Company had made advances of $912,606 to Malbec, Inc., an unaffiliated company, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 10% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account, after payment of all expenses (which has a balance of $667,000 as of March 15, 1997). The Company has re-evaluated this project and has decided not to pursue development, and expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of January 31, 1997.

       The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. As of January 31, 1997, principal balance due under this note receivable was $267,800.

       On January 15, 1997, the Company, through it's wholly-owned Nevada subsidiary Casino-Co, made a 90-day secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan ("the Seller") of 2,904,016 shares (the "Shares") of the common stock of International Thoroughbred Breeders, Inc. ("ITB"), representing twenty-five percent (25%) of the outstanding stock of ITB. At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The sale of the Shares was instrumental to LVEN, as it will allow ITB to (i) meet the requirements for funding proposal the renovation of the Property site, and
(ii) meet the requirements of The New Jersey Racing Commission and Division of Gaming Enforcement for continued racing licencing at ITB's New Jersey facilities. The Company believes that the sale of the Shares will also facilitate ITB's application for Nevada Gaming Licencing.

       The loan to NPD is evidenced by a 10% Secured Promissory Note due on April 15, 1997 (the "NPD Note"). The NPD Note is secured by a security interest in and to certain rights of NPD in and to the Shares, subject to a purchase money lien in favor of the Seller for the balance of the purchase price owing to him in respect of the sale of the Shares. In addition, 1,452,088 of the Shares are subject to an existing purchase option in favor of a third party, and would cease to provide collateral to the Company upon the exercise of such option. The NPD Note is personally guaranteed by Mr. DeSantis.

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

                                            PART 11. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       The Company filed a current report on Form 8-K dated January 15, 1997 to report the loan to NPD. No financial statements were filed with the Form 8-K.

                                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Date:    March 18, 1997
                                             -----------------------

                                             By:      /s/ Carl Sambus
                                             ------------------------
                                            Carl Sambus Executive Vice
                                            President     and    Chief
                                            Financial  Officer  (chief
                                            financial    officer   and
                                            accounting   officer   and
                                            duly authorized officer)