Form 10KSB/A
period 1996-10-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1997-04-14
CIK 872588

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-KSB/A

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended October 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-21270


              LAS VEGAS ENTERTAINMENT NETWORK, INC.
                   -------------------------------------
         (Exact name of small business issuer in its charter)


     DELAWARE                                    94-3123854
       --------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          1801 Century Park East, 23rd Floor
              Los Angeles, California                            90067
              -----------------------                            -----
        (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (310) 551-0011
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            -------

Securities registered pursuant to Section 12(g)
   of the Act:     Common Stock, $.001 par value
                   -----------------------------

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

Number of common shares outstanding of the issuer's classes of Common Stock as of January 31, 1997: 34,898,349
                     -----------


DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

General

Background and Business and Basis of Presentation
-------------------------------------------------


     Las Vegas Entertainment Network ("LVEN", "the Company") is engaged in acquiring and developing media, communication and gaming facilities and businesses. The Company's primary project to date was the renovation, expansion and redevelopment of the El Rancho Hotel (the "El Rancho" or the "Property"), a 1,006 room hotel and casino located on 20.86 acres in Las Vegas, Nevada which was acquired on November 24, 1993, and subsequently sold on January 22, 1996. The Company is also developing media related opportunities, including formulating a business plan to develop, produce, market and distribute television and video programming. The Company is also investigating other potential businesses for acquisition in the gaming, entertainment, lodging or communications industry.

     The Company, as formed in October 1990, developed, produced and distributed television programming featuring entertainment in Las Vegas, Nevada. The Company changed its focus to the gaming industry in 1993 with the acquisition of the El Rancho Hotel and Casino for $36,500,000. However, on January 22, 1996, the Company sold the El Rancho to Orion Casino Corporation ("Orion"), a subsidiary of International Thoroughbred Breeders, Inc. ("ITB") for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho to develop and open the Property as an international country music attraction called "CountryLand, USA", a major hotel and casino destination. As part of the sale agreement, once the Property is opened and certain invested amounts have been recouped by ITB and the Company, which the Company can provide no assurance can be achieved, the Company will receive as additional consideration for entering into the sale agreement (but not as part of the Purchase Price for the assets) a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of One Hundred Sixty Million Dollars ($160,000,000), but only after ITB and the Company first receive 100% of the adjusted cash flow until all invested amounts have been recouped.

            In addition, commencing with the development of the Property, the Company's Las Vegas Communications Corporation subsidiary ("LVCC") was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional commissions.

          The Company's current operations include actively assisting ITB in obtaining the financing necessary to redevelop and renovate the El Rancho Property; managing the preliminary construction activities on the Property site under an interim entertainment and property management agreement with ITB;
overseeing the collection and realization of certain investments and notes receivables; and, the development of certain media and communication properties, including certain limited production of television and film programming.

Casino and Gaming Operations
----------------------------

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

     On January 22, 1996, the Company sold the assets and liabilities of the El Rancho to Orion Casino Corporation, a wholly-owned subsidiary of International Thoroughbred Breeders, Inc., for consideration of $43,500,000. The Purchase Price was paid as follows: (i) $12,500,000 paid at closing in cash; (ii) issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 which was paid in full on March 15, 1996; (iii) issuance of an 8% promissory note in the principal amount of $10,500,000, co-signed by Orion and ITB (see "Item 6 Management's Discussion and Analysis - Notes Receivable"), and
(iv) the assumption of existing mortgage indebtedness and accrued interest of $14,000,000, (the "Refinance Obligation"). In addition, once the property has been developed, of which the Company can provide no assurance can be achieved, the Company will share in a percentage of the on-going adjusted cumulative cash flow from the operation of the property up to $160,000,000 as defined above. In connection with arranging the Refinance Obligation necessary for the closing the sale, the Company issued 1,512,588 shares of its common stock to SunAmerica Life Insurance, the lender, and also issued warrants to a third party to purchase 600,000 shares of LVEN common stock at $.10 per share.

     On January 15, 1997 ITB announced that they had received a $100,000,000 funding proposal, the proceeds of which will be used, in part, for the renovation and opening of the former El Rancho Hotel and Casino site as an international country music attraction called "CountryLand USA", a major destination hotel and casino. The proposed funding is subject to the execution of a definitive loan agreement between ITB and the proposed lender, which the Company can give no assurance will be made. The proceeds of this loan are anticipated to be sufficient to renovate and reopen the Property site, as well as repay the Company's remaining outstanding note receivable. ITB had previously announced that it intended to develop the El Rancho property under a "Starship Orion" multiple-casino theme. It was estimated that the total cost of completion would be approximately $1 Billion and that ITB intended to develop the property with up to as many as six partners. ITB had not engaged any partners for its "Starship Orion" theme development, and will now develop the property under a more modest "CountryLand, USA" theme.

     In accordance with the initial sale agreement, if by October 25, 1996 (i) Orion had not closed on or received permanent financing and obtained the required lease commitments to develop the "Starship Orion", and (ii) and had not closed or received a firm commitment for alternative financing to develop the Property, and if the Company had arranged for the refinancing and also placed into an escrow account amounts sufficient to cover the financing and carrying costs of the property for either a six month or year period (the "option period"), LVEN may either (i) appoint and authorize a reputable commercial real estate broker to sell the property at an amount, after expenses, in excess of the underlying mortgage and invested amounts of both Orion and LVEN, or (ii) arrange on behalf of Orion, in conformity with prevailing financing terms and conditions for a major Las Vegas hotel/casino project, alternative financing of not less than fifty-five million dollars ($55,000,000). On October 25, 1996, LVEN advised that it was asserting its rights afforded during the Option Period by arranging the prescribed escrow account. On October 28, 1996, ITB announced that LVEN forfeited its rights with respect to the purchase agreement because they believed LVEN failed to satisfy certain contractual preconditions. LVEN advised ITB that it contested its position. On February 2, 1997, the Company and ITB announced that they had settled their disagreement. As described above, and with the assistance of the Company, ITB has announced its plans for the development of the Property as "CountryLand, USA", and had received a proposal for $100 Million of financing which will be used, in part, for such development. If the Property is not developed, or if the expected funding is not completed, the Company believes it still maintains the rights under the option period described above. In connection therewith, the Company has engaged an investment banking firm to seek funding necessary to provide the alternative financing described above, and also arranged with Mr. Nunzio DeSantis, who subsequently became the Chief Operating Officer of ITB, to provide a $6,000,000 standby funding commitment for a portion of the replacement financing on the El Rancho Property Site. In connection therewith, Mr. DeSantis was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999.

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

Media and Entertainment
-----------------------

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

Live Entertainment Management

     In connection with the sale of the El Rancho, and once the project has been developed, completed and opened either under the "CountryLand, USA" theme or another theme, the Company's LVCC subsidiary has the exclusive right to manage all aspects of ITB's entertainment activities (including "CountryLand, USA"). This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides and other non-gaming attractions of any kind or nature at the property site, (ii) arranging all advertising for all of ITB's advertising needs, and (iii) managing all other entertainment venues for ITB. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVCC shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides the Company with an annual fee of $800,000 subject to annual increases. LVCC will also receive an additional (i) twenty-five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by ITB, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent. The Company has agreed with ITB that at all times during the term of the agreement, it will make available the services of Joseph
A. Corazzi, the Company's Chairman of the Board.

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

     If the field tests are successful, EMC will begin worldwide marketing of this technology, including the sale and distribution of addressable receiver boxes, that are necessary to receive the data communication. The Company will receive, in perpetuity, a $25 per unit royalty for each receiver box sold, if any. Each time the sale of these units generates $10,000,000 of net after tax profits, the Company will deliver the developer an additional 500,000 restricted shares of the Company's common stock, up to a maximum of 5,000,000 restricted shares. The Company may terminate the agreement at its sole discretion, and have no further liability to EMC or the developer.

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

Item 2.   DESCRIPTION OF PROPERTY

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

Item 3.   LEGAL PROCEEDINGS

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the year ended October 31, 1996.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Important Factors Relating to Forward Looking Statements. - In connection with certain forward- looking statements contained in this Form 10-KSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially form those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-KSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-KSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. The inclusion for the forward-looking statements contained in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-KSB will be achieved. In light of the foregoing, readers of this Form 10-KSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

     The Company's current operations include; actively assisting ITB in obtaining the financing necessary to redevelop and renovate the El Rancho Property; managing the preliminary construction activities on the Property site under an interim entertainment and property management agreement with ITB;
overseeing the collection and realization of certain investments and notes receivables, and; the development of certain media and communication properties, including certain limited production of television and film programming.

     Cash Requirements. The Company's current monthly operating cash requirements are approximately $250,000, composed in approximate amounts of salary and consulting fees of $110,000; general and administrative expenses of $100,000; professional fees of $30,000; and, interest payments on existing debt of $10,000. The Company is also responsible for managing and paying the operating costs of the Property, but is reimbursed by Orion on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $60,000 per month but may increase to a greater amount as Orion begins the renovation of this property. The Company may also incur other consulting and professional fees in the development and financing of its business activities. During the year ended October 31, 1996, the Company made $1,476,000 in advances and deposits to certain businesses, individuals or others to secure potential acquisitions or investments. Subsequent to October 31, 1996, the Company has made an additional $500,000 of such advances. The Company is currently in the process of evaluating these potential acquisitions or investments for future development. The Company will continue to make deposits or advances as it deems necessary to secure potential investments or business acquisitions.

     Subsequent to October 31, 1996, the Company's Casino-Co subsidiary made a 90-day secured loan of $2,900,000 to NPD Inc., an unaffiliated third party (See "Liquidity and Capital Resources - Notes Receivable"). This loan, which bears interest at 10% per annum, is due on April 15, 1997. Additionally subsequent to October 31, 1996, the Company paid to Mr. Nunzio DeSantis, who subsequently was named the Chief Operating Officer of ITB, $110,000 of loan fees and also granted to him options to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1 per share, as consideration for providing a $6,000,000 standby funding commitment for a portion of the replacement financing on the Property (See "Item 1. Description of Business; Casino and Gaming Operations").

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

Results of Operations

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995 - Continuing Operations

     Revenues for the year ended October 31, 1996 increased by $85,228 to $291,200 as compared to $205,972 for the corresponding period in 1995. Revenues for the year ended October 31, 1996 consisted of $225,000 of fees earned under an interim entertainment and property management agreement with Orion (such agreement did not exist in 1995), and $66,000 earned in connection with renting out the parking facilities while the Company owned the El Rancho property. Revenues for year ended October 31, 1995 consisted of $151,000 earned in connection with renting out the parking facilities at the El Rancho Hotel property site and approximately $54,000 in fees earned from miscellaneous program sources.

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

     As of October 31, 1996, the Company had outstanding $1,056,444 of notes and loans payable which are currently due and payable. Subsequent to October 31, 1996, $275,000 of this debt has been repaid. The Company intends to repay the remaining outstanding notes, along with all accrued interest, during the current year from its current cash balances. Also subsequent to year end, the Company agreed to guarantee up to $1,500,000 of equipment financing in connection with an investment it made in Electronic Media Corp.(See "Item 1, Media and Entertainment, Electronic Media Delivery").

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

     As of October 31, 1996, the Company had made advances of $912,606 to Malbec, Inc., an unaffiliated company, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 10% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account, after payment of all expenses (which has a balance of $667,000 as of January 31, 1997). The Company has re-evaluated this project and has decided not to pursue development as it believes it will not be able to obtain a favorable purchase price, and/or resolve certain bankruptcy proceedings involving the hotel project. The Company expects that the escrow account will be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of October 31, 1996.

     On September 4, 1996, the Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. In connection with making this loan, the Company received a 3% equity interest in the common shares of Tee One Up. The Company has given no value this investment for financial statement purposes, as Tee One Up Inc. currently has a shareholders' deficiency.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The directors and executive officers of the Company are set forth in the table below.

 Name                     Age                             Position

 Joseph A. Corazzi       47        Chairman of the Board,President, Chief
                                   Executive Officer and Director of the
                                   Company; proposed Chairman of the Board
                                   of LVCC.

 Carl A. Sambus           46       Executive Vice President, Chief Financial
                                   Officer, Chief Operating Officer, Secretary,
                                   Treasurer and Director of the Company;
                                   proposed Chairman of the Board, Chief
                                   Executive Officer, Chief Financial Officer and Director of CountryLand; and Chief
                                   Financial Officer and Director of LVCC.

 Ken Scholl               59       President, Casino-Co.

 Paul Whitford            55       Director of the Company.



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


Compliance with Section 16(a)

         There were no corresponding transactions.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company to present executive officers and as to all persons as a group who were executive officers of the Company at any time during the year ended October 31, 1996.

                                            SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION                        LONG TERM COMPENSATION(2)
                               -------------------                         -------------------------
                                                        Other
    Name and                                           Annual             Awards       Payouts  All
    Principal Position     Year    Salary(1)   Bonus  Compensation                             Other
    ------------------     ----    ---------   -----  ------------                             -----
                                                                   Restricted  Optional  LTIP    3)
                                                                      Stock     SARs(#) Payouts
                                                                      -----     ---------------


Joseph A. Corazzi, CEO     1996   $550,000   -0-   -0-   -0-         -0-         -0-    -0     $124,000
 President and Chairman    1995   $500,000   -0-   -0-   -0-       4,000,000     -0-    -0-    $115,000
                           1994   $267,151   -0-   -0-   -0-         130,000(4)  -0-    -0-


Carl A. Sambus,            1996     96,667   -0-   -0-   -0-            -0-      -0-   -0-       -0-
Executive Vice             1995   $ 80,000   -0-   -0-   -0-            -0-      -0-   -0-       -0-
 President, Chief          1994   $ 73,863   -0-   -0-   -0-         250,000     -0-   -0-       -0-
 Financial Officer
 and Secretary


Ken Scholl,                1996   $120,000    -0-   -0-   -0-            -0-      -0-   -0-       -0-
 President, Casino-Co      1995   $120,000    -0-   -0-   -0-            -0-      -0-   -0-       -0-
                           1994   $100,000    -0-   -0-   -0-            -0-      -0-   -0-       -0-


All executive officers
 as a group (3 Persons     1996   $766,667   -0-    -0-  -0-             -0-      -0-   -0-     $124,000
                           1995   $700,000   -0-    -0-  -0-        4,100,000     -0-   -0-     $115,000
                           1994   $441,014   -0-    -0-  -0-          380,000     -0-   -0-       -0-



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

    (1) The amounts shown do not include the value of certain personal benefits received in addition to cash compensation. The aggregate value of such personal benefits received was less than ten percent (10%) of the total cash compensation payable.

    (2) The officers and directors have not participated in the Company's 1992 Stock Option Plan and have no stock options or other long-term compensation except as stated below.

    (3) Represents amount accrued on Mr. Corazzi's retirement plan which entitles him to an annual retirement benefit starting with the calendar month after his retirement or termination, equal to fifty percent of his average annual Company salary and bonus received in the twenty-four
         (24) month period prior to his termination (the retirement plan becomes effective once Mr. Corazzi has been employed 10 years, including any time pre-dating these agreements)

    (4) Does not include options to purchase 1,500,000 shares, which options were canceled in fiscal 1995.

    The following table contains information concerning the grant of stock options and employment related warrants to the named executive officers:

                                    Percentage of
                                    Total Options
                                    Granted to
                         Options    Employees in   Exercise     Expiration
Name                     Granted    Fiscal Year     Price          Date
----                     -------    -----------     -----         ----

Options Granted in Fiscal 1996
------------------------------
None

Options Granted in Fiscal 1995
------------------------------
Joseph Corazzi           4,000,000    98%          $1.00         June 1997
Dean Homayouni             100,000     2%          $1.00         June 1997(1)


(1) These options have lapsed as a result of Mr. Homayouni's resignation in September 1995.

    The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of October 31, 1996 by the named executive officers:

Options Exercises and Year-end Value Table
                                                                   Value of
                                                                 of Unexercised
                                        Number of Unexercised     In-the-Money
                                                                   Options at
                                         Options & Warrants    October 31, 1996
                                         --------------------     --------------
                 Shares                                Non-
               Acquired On  Value     Exercisable   exercisable  Exercisable(2)
                Exercise  Realized(1) -----------   -----------  --------------
                --------  ----------

-
Name
----

Joseph Corazzi   -0-         -0-       4,130,000       -0 -          - 0-
Carl Sambus      -0-         -0-         250,000       -0             -0-
-------------------------------------------------------------------------------

(1) Market Value at time of exercise less exercise price.
(2) The average of the closing bid and ask prices of the Common Stock at October 31, 1996 was $.40 Value equals the difference between market value and exercise price.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of January 31, 1997, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and executive officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.


                                        Number of Shares
                                         of Common Stock
                                           Beneficially
Names and Addresses                           Owned           Percent
-------------------                        -----              -------

Joseph A. Corazzi(1)                      4,795,872             12.3.%
505 Marquette
Albuquerque, New Mexico  87102

Carl A. Sambus(2)                           292,500                  *
88 10th Street
Garden City, NY 11530

Ken Scholl                                   12,500                  *
2805 Ashworth Circle
Las Vegas, Nevada 89107

Paul Whitford
1208 Cochise Drive
Arlington, Texas 76012                            -                  *

All Directors and Executive Officers      5,100,872              13.0%
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

     On December 11,1996, Mr. Nunzio DeSantis, who was subseqently named the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property. These shares are not issuable in connection with the Stock Option Plan described below.

     Ken Scholl, President of the Company's Casino-Co subsidiary, was named a director of ITB on January 15, 1997.

                                                    PART IV


Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The following exhibits of the Company are included herein.

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

        4.   Instruments Defining the Rights of Security Holders

             4.1  Form of Amended Warrant Agreement(5)
             4.2  Form of Amended Unit Purchase Option(5)
             4.3  Form of Amended Stock Escrow Agreement(2)

        10.  Material Contracts

             10.1 Compensatory Plan for Directors and Officers, with schedule of details(1)
             10.2       Employment Agreement with Stan Irwin(1)
             10.4       Employment Agreement with Carl A. Sambus(1)
             10.11      1993 Stock Option Plan(7)
             10.12      Stock Compensation Plan(7)
             10.13      Employment Agreement with Joseph A. Corazzi(7)
             10.15 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.
                        (formerly Exhibit 4.4)(1)
             10.16      Finders Agreement with Anker Bank(9)
             10.17 Joint Venture Agreement between the Registrant, through Pacific DNS, Inc. and Consolidated Resort Enterprises, Inc.(9)
             10.18 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.(formerly Exhibit 4.4)(1)
             10.19      Settlement  Agreement with Winner's  Entertainment,
                        Inc.(9)
             10.20      Loan   Agreements   between   the   Company  and  BP
                        Group, Ltd.--$375,000 loan(9)
             10.21      Loan   Agreements   between   the   Company  and  BP
                        Group, Ltd.--$1,150,000 loan(9)
             10.22      Loan Agreements between the Company and Duneden, Ltd.(9)
             10.23 Agreement for Purchase and Sale of Joint Venture between Pacific DNS, Inc. (a wholly owned subsidiary of the Company), MPTV, Inc. and Consolidated Resort Enterprises, Inc.(9)
             10.24 Securities Purchase Agreement dated as of January 22, 1996 between the Company, CountryLand Properties, Inc. and SunAmerica Life Insurance Company, with exhibits(10
             10.25 Subordination Agreement dated as of January 22, 1996 between the Company, CountryLand Properties, International Thoroughbred Breeders, Inc., Orion Casino

                        Corporation and SunAmerica Life Insurance Company(10)
             10.26 Assignment and Assumption Agreement between CountryLand Properties, Inc. and Orion Casino Corporation and acknowledged and agreed to by SunAmerica Life Insurance Company(10)
             10.27 Loan Agreement between NPD and Casino-Co Corporation dated January 15, 1997 with related Secured Promissory Note, and Security Agreement, and Pledge Agreement.(11)
             10.28 Guaranty of Nunzio DeSantis in favor of Casino-Co Corporation.(11)
             10.29      Option of NPD, in favor of Casino-Co Corporation.(11)
             10.30      Loan Agreement between LVEN and Malbec Inc. dated
                        March 20, 1996 with related
                        Secured Promissory Note and Security Agreement. (12)
             10.31 Loan Agreement between Pacific DNS and Tee One Up Inc. dated September 4, 1996 with related Secured Promissory Note and Security Agreement. (12)
             10.32 Joint Venture Agreement between Electronic Media Inc., Texas Information Development
                        Commission and William Luke Stewart. (12)


        21.  Subsidiaries(10)


(1) Filed with original filing of the Registration Statement on Form S-1, File No. 33-39047 (the "1992 S-1)
(2)     Filed with Amendment No. 3 to the 1992 S-1
(3)     Filed with Amendment No. 4 to the 1992 S-1
(4)     Filed with amendment No. 5 to the 1992 S-1
(5)     Filed with Amendment No. 6 to the 1992 S-1
(6) Incorporated by reference to the Company's annual Report on Form 10-KSB for the year ended October
        31, 1992
(7)     Filed with Post Effective Amendment No. 1 to the 1992 S-1, filed on
        Form SB-2
(8) Filed with Registration Statement on Form S-1, File No. 33-72980, filed on December 15, 1993
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.
(11) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1997.
(12)    Filed herewith

                                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 1997.


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


Signature


\s\ Joseph A. Corazzi      Chairman of the Board, President, Chief
---------------------       Executive Officer and Director (principal executive
Joseph A. Corazzi           officer)



\s\ Carl A. Sambus         Executive Vice President, Chief Financial Officer,
-----------------------     Secretary and Director (principal accounting and
Carl A. Sambus              financial officer)

                          INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors.......................................F-1

Consolidated Balance Sheets as of
 October 31, 1996 and
 October 31, 1995 ...................................................F-2

Consolidated Statements of Operations
 for the Years  Ended
 October 31, 1996 and 1995.................... ......................F-3


Consolidated Statement of Stockholders'
 Equity for the Years Ended
 October 31, 1996 and 1995...........................................F-4


Consolidated Statements of Cash Flows
 for the Years Ended
 October 31, 1996 and 1995...........................................F-5

Notes to Consolidated Financial Statements...........................F-6

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




                            HOLLANDER, GILBERT & CO.



Los Angeles, California
January 26, 1997

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1996 AND 1995


                                                 1996            1995
                                              ------------    ------------

                                     ASSETS

 CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                  $ 10,385,292    $    789,338

                                              ------------    ------------
       TOTAL CURRENT ASSETS                     10,385,292         789,338

  HOTEL AND CASINO ASSETS, net of
       reserve - Note 2                               --        34,795,310

  NOTE RECEIVABLE, ITB - Note 3                  5,900,000

  INVESTMENTS & ADVANCES - Note 4                1,024,312         370,150

  NOTES RECEIVABLE, LAKE TROPICANA - Note 5        806,489         806,489

  PROGRAMING AND FILM COSTS,
    net of Amortization - Note 6                   180,000         805,061

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $180,981 (1996) and $78,370 (1995)        171,397         260,421

  OTHER ASSETS                                      10,770          10,770
                                              ------------    ------------

                                              $ 18,478,260    $ 37,837,539
                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    HOTEL AND CASINO LIABILITIES - Note 2      $       --     $ 14,094,895
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES         144,650          638,632
    NOTES PAYABLE - Note 7                      1,056,444        3,612,968
    ACCRUED INTEREST PAYABLE                      102,346          312,833
    ACCRUED OFFICER'S SALARIES & BENEFITS -
     NOTE 9                                       645,622          701,739
    PATMORE DEPOSIT - Note 4                         --            327,150
                                             ------------      ------------
       TOTAL CURRENT LIABILITIES                1,949,062       19,688,217

  COMMITMENTS AND CONTINGENCIES - Note 10

  STOCKHOLDERS' EQUITY: - Note 8
    PREFERRED STOCK - SERIES A, AUTHORIZED
      30,000,000 SHARES,  ISSUED AND
      OUTSTANDING -  NONE
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING  34,898,349 (1996) AND
     28,506,816 (1995)                              34,895          28,503
    ADDITIONAL PAID-IN CAPITAL                  47,280,080      44,166,137
    DEFICIT                                    (30,785,777)    (26,045,318)
                                                ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                16,529,198      18,149,322
                                                ------------    ------------

                                              $ 18,478,260    $ 37,837,539
                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED OCTOBER 31, 1996 AND 1995






                                                           1996            1995
                                                   ------------    ------------


 REVENUES                                          $    291,200    $    205,972

 COSTS AND EXPENSES
     Programming                                        805,061         722,500
     Selling                                                              9,585
     General & Administrative                         3,202,893       6,774,448
                                                   ------------    ------------
 TOTAL COSTS AND EXPENSES                             4,007,954       7,506,533

  LOSS BEFORE OTHER
        INCOME AND (CHARGES) AND PROVISION FOR
        DISPOSAL OF ASSETS HELD FOR SALE             (3,716,754)     (7,300,561)

 OTHER INCOME AND (CHARGES):
          Interest Income                               495,350         121,167
          Other Charges - Note 9                     (1,558,651)       (800,447)
          Interest and Finance Costs                   (537,081)       (681,585)
                                                   ------------    ------------
 TOTAL OTHER INCOME AND (CHARGES)                    (1,600,382)     (1,360,865)
                                                   ------------    ------------

 NET LOSS BEFORE PROVISION FOR DISPOSAL
     OF ASSETS HELD FOR SALE                         (5,317,136)     (8,661,426)

 GAIN ON (PROVISION FOR) DISPOSAL OF ASSETS HELD
    FOR SALE - Note 2                                   576,677      (9,000,000)
                                                   ------------    ------------

 NET LOSS                                          $ (4,740,459)   $(17,661,426)
                                                   ============    ============


 WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING
                                                     33,238,660      21,468,037
                                                   ============    ============

 LOSS PER SHARE OF COMMON STOCK                    $      (0.14)   $      (0.82)
                                                   ============    ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      YEARS ENDED OCTOBER 31, 1996 AND 1995








                                 Common Stock
                                                         Additional
                                  Number                  Paid-in
                                 of Shares    Amount      Capital        Deficit     Total
                                 ---------    ------      -------        -------     -----


BALANCE - November 1, 1994       18,887,600   $18,888    $ 36,872,417   $(8,383,892)   $28,507,413

Issuance of Common Stock for
 Services                         3,081,500     3,081       3,006,508                    3,009,589
Sales of Common Stock               592,858       593         399,409                      400,002
Conversion of Debt                5,944,858     5,941       3,887,803                    3,893,744
 Ended October 31, 1995                                                 (17,661,426)  (17,661,426)
                               ------------ ---------    ------------   ------------  ------------
BALANCE - October 31, 1995       28,506,816    28,503      44,166,137   (26,045,318)   18,149,322

Issuance of Common Stock for
  Services                        2,752,588     2,753       1,366,382                   1,369,135
Sales of Common Stock             3,034,294     3,034       1,239,466                   1,242,500
Conversion of Debt                  604,651       605         251,895                     252,500
Issuance of Warrants                                          256,200                     256,200
Net Loss for the Year Ended
 October 31, 1996                                                         (4,740,459)  (4,740,459)
                               ------------ ---------    ------------   ------------   ------------

BALANCE - October 31, 1996       34,898,349 $  34,895    $ 47,280,080   $(30,785,777) $16,529,198
                               ============ =========    ============   ============  ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED OCTOBER 31, 1996 AND 1995


                                                        1996            1995
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $ (4,740,459)   $(17,661,426)
(Gain) Loss on Assets Held for Sale                    (576,677)      9,000,000
Depreciation                                            102,611          40,000
Amortization of Program Inventory                       805,061         700,000
Adjustments to reconcile net loss to net
cash used in operating activities:
   (Increase) Decrease in;
     Program Inventory                                 (180,000)
     Other Assets                                                        77,975
    Increase (Decrease) in;
      Accounts Payable                                 (493,979)       (199,162)
      Accrued Officer's Salaries                        (56,117)        216,739
      Interest Payable                                 (200,489)        333,934
                                                   ------------    ------------
CASH USED IN OPERATING ACTIVITIES                    (5,340,049)     (7,491,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments & Advances                               (981,312)        (43,000)
  Issuance of Notes and Loans Receivable            (12,400,000)
  Collections on Notes and Loans Receivable           6,500,000
  Increase in El Rancho Capitalized Costs                            (3,599,858)
  Sale of Hotel and Casino Assets                    35,371,987
  Lark Landing                                                           72,850
  Proceeds from sale of Marketable securities                           151,952
  Loss on securities held for sale                                      533,048
  Acquisition of Property and  Equipment                (13,588)        (26,533)
                                                   ------------    ------------
CASH  PROVIDED BY (USED IN) INVESTING ACTIVITIES     28,477,087      (2,911,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Notes Payable                             850,000       5,028,000
  Repayment of  Notes Payable                        (3,156,524)         (2,986)
  Issuances and Sales of Common Stock                 2,604,135       3,344,091
  Issuances of Warrants                                 256,200
  Decrease in Deferred Offering Costs                                   542,019
  Hotel and Casino Liabilities                      (14,094,895)      1,681,145
                                                   ------------    ------------
 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (13,541,084)     10,592,269

INCREASE IN CASH                                      9,595,954         188,788

CASH BALANCE - BEGINNING                                789,338         600,550
                                                   ------------    ------------
CASH BALANCE - ENDING                              $ 10,385,292    $    789,338
                                                   ============    ============

NON-CASH TRANSACTIONS
Conversion of Notes Payable and Accrued
 Interest to Equity                                $260,000      $3,959,244
Accrued Interest and Fees - El Rancho               695,832         413,750
Reclassification of Patmore Deposit                 327,100
Reclassification of investment in Lake
 Tropicana to Notes Receivable                                      403,244
Settlement of Accounts Receivable and
 Payable - Investment                                               500,000

CASH PAID FOR
 Interest                                           $405,847        $434,601



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Background and Business and Basis of Presentation - Las Vegas Entertainment Network, Inc. ("The Company") was incorporated in October 1990, and is engaged in acquiring, developing and operating media and gaming facilities and businesses. In prior years, the Company had been in the development stage. The Company's primary project to date was the renovation, expansion and redevelopment of the El Rancho Hotel & Casino (the "El Rancho" or the "Property"), which was acquired on November 24, 1993, and is located in Las Vegas, Nevada. On January 22, 1996, the Company sold the El Rancho to a third party for $43,500,000 of cash, notes and assumption of debt, and will also receive a continuing interest in the adjusted cash flow up to $160,000,000 from the Property once it has been developed by the new owners (see Note 2). In connection with the sale, the Company's Las Vegas Communications Corporation subsidiary was granted the exclusive contract to provide entertainment at the Property site, and accordingly will begin developing Las Vegas style entertainment shows once the Property site has been developed.

     The Company is also developing media related opportunities, including formulating a business plan to develop, produce, market and distribute television and video programming. The Company is also investigating other potential businesses for acquisition in the entertainment, lodging, or communications industry.

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

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Concentrations of Credit Risk - As of October 31, 1996, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, which are mostly comprised of over night repurchase agreements with high credit quality financial institutions. The amount of cash and cash equivalents on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At October 31, 1996, the Company had approximately $10,000,000 on deposit in two institutions that was subject to such risk. The Company has also made certain advances to unaffiliated third parties where the company believes it has obtained sufficient underlying collateral.

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

     Accounting for Impairment of Long-Lived Assets - The Company adopted Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets to be disposed of" on November 1, 1995. SFAS No. 121 established accounting standards that require that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Adoption of SFAS No.
     121 had no significant impact on the Company.

     Re-classifications - Certain 1995 amounts have been re-classified to conform with 1996 presentation.


2.   HOTEL AND CASINO ASSETS AND LIABILITIES

     Hotel and Casino Assets and Liabilities consist of the following as of October 31, 1995 and 1996;

                                       1996           1995
                                       ----           ----

Hotel and Casino Assets;
Original Purchase Price (1,2)    $     --           $ 36,500,000
Other capitalized costs                --              3,847,450
Capitalized Interest                   --              3,447,860
                                   ---------        -------------
                                                      43,795,310
Provision for loss on disposal         --             (9,000,000)
                                   ---------        -------------
Total Hotel and Casino Assets    $     --           $ 34,795,310
                                   =========        =============


                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         1996           1995
                                         ----           ----


     Hotel and Casino Liabilities:
     Mortgage Payable (2)              $     --     $13,350,000
     Accrued Interest                        --         413,751
     Assessment Payable (3)                  --         331,144
                                        --------    -----------
     Total Hotel and Casino
      Liabilities                      $     --     $14,094,895
                                       =========    ===========


     On January 22, 1996 the Company sold the assets and liabilities of the El Rancho Hotel and Casino to Orion Casino Corporation ("Orion"), a
     wholly-owned subsidiary of International Thoroughbred Breeders Inc. ("ITB"), for consideration of $43,500,000. The Company also received a continuing interest in the future adjusted cumulative cash flow of the property as defined, if any, of up to $160,000,000 (see Note 3). The purchase price was paid as follows: $12,500,000 paid at closing in cash;
     (ii) an 8% unsecured promissory note in the principal amount of $6,500,000 which was paid in full on March 15, 1996; (iii) an 8% promissory note in the principal amount of $10,500,000 (see Note 3), and (iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000. As of October 31, 1996, the Company has provided an allowance of $4,600,000 against the remaining note.

     The Company previously recorded an allowance of $9,000,000 as of October 31, 1995 to reflect the net realizable value of the El Rancho Hotel and Casino based on the January 22, 1996 sale. This allowance was reduced by $576,677 during the year ended October 31, 1996 to reflect the actual settlement of all charges, mostly relating to the return of the escrowed interest described below.

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

     (2) The El Rancho property had been encumbered by a first mortgage promissory note in the face amount of $12,000,000, which was initially due November 24, 1994, and was secured by the real and personal property assets comprising the El Rancho Hotel & Casino. On January 22, 1996, the Company replaced this loan with a one year, 13%, $14,000,000 mortgage note (the "Refinance Obligation"), secured by a first deed of trust on the El Rancho Property, due SunAmerica Life Insurance Company. In connection therewith, the Company issued to SunAmerica 1,912,588 shares of its Common Stock. This note was assumed by ITB as part of the El Rancho sale agreement. As part of the sale agreement, the Company agreed to co-guarantee the assumed note for a certain amount of time. The SunAmerica note was refinanced and retired by ITB on June 4, 1996, and in accordance with the agreement, 500,000 shares of the Company's Common Stock have been returned, and the co-guarantee of the note by the Company has been released. In addition to the above, the Company initially agreed to be responsible for one-half (1/2) of the interest on the Refinance loan, limited to its original stated maturity of one year at 13% interest per annum. Such funds, aggregating $950,000, were escrowed at closing of the sale of the El Rancho. Concurrent with the refinancing of the SunAmerica loan by ITB on June 4, 1996, $339,000 of this escrow amount was paid to SunAmerica, and the remaining $611,000 of was returned to the Company.

     (3) Assessments payable represent amounts due the city of Las Vegas for general roadway improvements made during the year ended October 31, 1995. This assessment was assumed by ITB as part of the El Rancho sale.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   NOTE RECEIVABLE, ITB, AND CONTINUING INTEREST IN THE EL RANCHO PROPERTY

Note Receivable, ITB, represents an 8% promissory note in the principal amount of $10,500,000 arising from the sale of the El Rancho (see Note 2), secured by a subordinated junior position in assets of the El Rancho Hotel and Casino (which may be further subordinated if additional borrowing is made against the property), and is due upon the successful raising of financing to develop the Property (see "Development Plans" below), or upon the ultimate sale of the Property. As of October 31, 1996, the Company has provided an allowance of $4,600,000 against this note.

Once the Property has been developed by ITB (see "Development Plans" below), of which there can be no assurance will be achieved, the Company will receive as additional consideration for entering into the sale agreement (but not as part of the Purchase Price for the assets) a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the casino on the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of $160,000,000, but only after ITB and the Company first receive 100% of the adjusted cash flow until all invested amounts, plus $8,000,000, have been recouped, plus any other additional costs incurred, together with interest thereon at the rate of eight percent (8%) per annum from the closing date.

Additionally, commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract to provide entertainment at the Property site, subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides, and other non-gaming attractions, of any kind or nature at the property site, (ii) arranging all advertising for all of the properties needs, and (iii), managing all other entertainment venues for ITB. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the opening date of the property, and LVCC shall have the option to renew the agreement for two consecutive five year terms. The agreement provides LVCC with annual fees of $800,000 subject to annual increases. LVCC will also receive an additional; (i) twenty- five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by ITB, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent.

Development Plans
On January 15, 1997 ITB announced that they had received a $100,000,000 funding proposal, the proceeds of which will be used, in part, for the renovation and opening of the former El Rancho Hotel and Casino site as an international country music attraction called "CountryLand USA", a major destination hotel and casino. The proposed funding is subject to the execution of a definitive loan agreement between ITB and the proposed lender, which the Company can give no assurance will be made. The proceeds of this loan are anticipated to be sufficient to renovate and reopen the Property site, as well as repay the Company's remaining outstanding note receivable. ITB had previously announced that it intended to develop the El Rancho property under a "Starship Orion" multiple-casino theme. It was estimated that the total cost of completion would be approximately $1 Billion, and that ITB intended to develop the property with up to as many as six partners. ITB had not engaged any partners for its "Starship Orion" theme development, and will now develop the property under a more modest "CountryLand, USA" theme.

In accordance with the initial sale agreement, if by October 25, 1996 (i) ITB had not closed on or received permanent financing and obtained the required lease commitments to develop the "Starship Orion" , and (ii) has not closed or received a firm commitment for the alternative financing, and if the Company has arranged for the refinancing of the refinance loan and places into an escrow account amounts sufficient to cover the financing and carrying costs of the refinance loan and the operating costs of the property for either a six month or year period (the "option period"), LVEN may either (i) appoint and authorize a reputable commercial real estate broker to sell the property at an amount, after expenses, in excess of the underlying mortgage and invested amounts of both ITB and

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LVEN, or (ii) arrange on behalf of ITB, in conformity with prevailing financing terms and conditions for major Las Vegas hotel/casino projects, alternative financing of not less than $55,000,000. On October 25, 1996, LVEN advised that it was asserting its rights afforded during the Option Period by arranging the prescribed escrow account. On October 28, 1996, ITB announced that LVEN forfeited its rights with respect to the purchase agreement because they believed LVEN failed to satisfy certain contractual pre-conditions. LVEN advised ITB that it contested its position. On February 2, 1997, the Company and ITB settled their disagreement. As described above, and with the assistance of the Company, ITB has announced its plans for the financing and development of the El Rancho site as "CountryLand, USA" and had received a proposal of $100,000,000 of financing which, if funded, will be used, in part, for such development. If the Property is not developed, or if the expected funding is not completed, the Company believes it still maintains the rights under the option period described above. In connection therewith, the Company has engaged an investment banking firm to seek funding necessary to provide the alternative financing described above, and also arranged with Mr. Nunzio DeSantis, who was subsequently named the Chief Operating Officer of ITB, to provide a $6,000,000 standby funding commitment for a portion of the replacement financing on the El Rancho Property site. In connection therewith, Mr. DeSantis was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999 (see Note 8).

If ITB, with the consent of the Company, sells the Property prior to the commencement of casino operations or if the Property is sold through foreclosure or other forced sale, the proceeds of such sale shall be paid in the following order of priority: (i) first, to pay in full all principal, interest and costs owing under the current $14,000,000 mortgage refinancing; (ii) second, to repay ITB for its investment in the property or any additions thereto in the amount of all cash payments comprising a part of the Purchase price plus $2,000,000 and any and all reasonable documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of, the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum; (iii) third, to pay the Company the outstanding balance of principal and accrued interest owing under the remaining note, plus $4,000,000 and any documented costs, expenses and any additional investment in, or debt incurred in furtherance of the development of, the Property, together with an accrued return thereon in the amount of eight percent (8%) per annum from closing; (iv) fourth, to pay ITB $2,000,000 together with an accrued return thereon in the amount of eight percent (8%) per annum from closing and (v) fifth, any excess to be divided fifty percent (50%) to ITB and fifty percent (50%) to the Company, provided however, that if the property is sold after January 25, 2001, in order for the Company to receive its fifty percent (50%) share from and after such date, the Company must pay on an ongoing basis fifty percent (50%) of the carrying costs of the property, including interest, taxes, maintenance, and insurance.


4.     INVESTMENT AND ADVANCES

     Investments and advances consist of the following as of October 31, 1996 and 1995;

                                              1996                 1995
                                             ------              ------

        (A)      Malbec, Inc.             $ 462,606            $  43,000
        (B)      Tee One Up, Inc            300,000
        (C)      Orion Inc.                 261,706
        (D)      Patmore Broadcasting            -               327,150
                                         ----------             --------
                                         $1,024,312             $370,150
                                         ==========             ========



                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     (A) During 1996, the Company made advances of $912,606 to Malbec, Inc., an unaffiliated company, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 8% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account (which has a balance of $667,000 as of January 31, 1997). The Company has re-evaluated this project and has decided not to pursue development as it believes it will not be able to obtain a favorable purchase price, and/or resolve certain bankruptcy proceedings involving the hotel project. The Company expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of October 31, 1996.

     (B) On September 4, 1996, the Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. In connection with making this loan, the Company received a 3% equity interest in the common shares of Tee One Up. The Company has given no value to this investment for financial statement purposes as Tee One Up Inc. currently has a shareholder's deficiency.

     (C) Advances to Orion Inc. represent amounts currently due the Company for monthly entertainment and property management fees, and for the reimbursement for certain operational advances made for the El Rancho Property.

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


5.     NOTES  RECEIVABLE - LAKE TROPICANA

     Notes receivable - Lake Tropicana consist of the following as of October 31, 1996 and 1995;

                                          1996          1995
                                         --------      ---------

     Lake Tropicana                     $3,736,000     $3,736,000
     Less allowances for valuation
      and imputed interest               2,929,511      2,929,511
                                        -----------    ----------

                                        $  806,489      $ 806,489
                                        ==========     ==========


                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


       6.                              PROGRAM AND FILM COSTS

     Program and film costs consist of the following as October 31, 1996 and 1995;

                                      1996               1995
                                      ----               ----

       Released programs            $1,505,061          $1,505,061
       Less Amortization             1,505,061             700,000
                                    ----------          ----------
                                             -             805,061
       In process and development      180,000                   -
                                    ----------           ---------

       Total Program and Film Costs   $180,000            $805,061
                                     =========           =========


       7.                                  NOTES  PAYABLE

       Notes payable consist of the following as of October 31, 1996 and 1995;

                                             1996         1995
                                             ----         ----

       (A)   Convertible Bridge Loans   $1,050,249   $  778,000
       (B)   BP Group                         --      1,325,000
       (C)   UK Foods                         --      1,500,000
             Other                           6,195        9,968
                                        ----------   ----------

             Total                      $1,056,444   $3,612,968
                                        ==========   ==========

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


       8.   STOCKHOLDERS' EQUITY

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

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Shares issued in lieu of Notes Payable and Accrued Interest - The Company issued 604,651 and 5,944,858 shares of its common stock to extinguish $252,500 and $3,893,744 of outstanding notes payable and accrued interest during the years ended October 31, 1996 and 1995, respectively.

       Outstanding Warrants - The Company has issued and outstanding 1,600,385 Class A warrants and 1,263,115 Class B warrants as of October 31, 1996 and 1995. The holder of each Class A Warrant is entitled to purchase one share of Common Stock of the Company and one Class B Warrant at an exercise price of $4.00. The holder of each Class B Warrant is entitled to purchase one share of Common Stock at an exercise price of $6.60. The exercise dates of both the Class A and Class B warrants, which initially were to February 20, 1997, have been extended until June 1, 1997.

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

                                Number of     Price Per
                                 Shares        Share
                                 ------        -----

       November 1, 1994            --             --
         Granted                880,000       $   1.00
                               --------       --------

       October 31, 1995         880,000       $   1.00
        Canceled               (100,000)      $   1.00
        Granted                  40,000       $   0.71
                               --------      ---------
       October 31, 1996         820,000    $0.71 - $1.00
                               =========    =============

       9.         OTHER CHARGES

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


       10.        COMMITMENTS AND CONTINGENCIES

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

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Other - In connection with its investment in Electronic Media Corp made subsequent to year end (See Note 12), the Company agreed to guarantee up to $1,500,000 of equipment financing, and is also committed to issue up to 5,500,00 shares of the Company's stock based on certain performance levels.


       11.        INCOME TAXES

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

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       doubtfulness of realization due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, and because of the more than 50% change in ownership.


       12.        SUBSEQUENT EVENTS

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

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Other - Subsequent to October 31, 1996, Mr. Nunzio DeSantis, who was subsequently named the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999 as part of consideration for providing a $6,000,000 standby funding commitment (See
       Note 8).