Form 10QSB
period 1997-04-30
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1997-06-20
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : April 30, 1997

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number   0-21278


                      LAS VEGAS ENTERTAINMENT NETWORK, INC
                   (Exact name of small business issuer as
                          specified in its Charter)

          Delaware                                                    94-3125854
          ----------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


              1801 Century Park East, Los Angeles, California          90067
 -------------------------------------------------------------------------------
               (Address of principal executive offices)              (Zip Code)

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

                                 Yes X No ___

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                           34,898,349
-----------------------------                           ----------
Title of Class                                   Number of Shares outstanding at
                                                       June 15, 1997

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                    LAS VEGAS ENTERTAINMENT NETWORK INC. AND
                                 SUBSIDIARIIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                                      APRIL 30,       October 31,
                                        1997             1996
                                        ----             ----

                                     (UNAUDITED)     (DERIVED FROM
                                                         AUDITED
                                                        FINANCIAL
                                                       STATEMENTS)
                                     ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS .....   $  3,605,791    $ 10,385,292
   MARKETABLE SECURITIES .........      1,000,000
   NOTE RECEIVABLE, NPD - Note 3 .      2,994,875
                                        ---------      ----------

       TOTAL CURRENT ASSETS             7,600,666      10,385,292

  NOTE RECEIVABLE, ITB - Notes 2
   and 6 ............................   5,900,000       5,900,000

  INVESTMENTS & ADVANCES - Note 4       1,544,621       1,024,312

  NOTES RECEIVABLE - LAKE
   TROPICANA ........................     806,489         806,489

  PROGRAMING AND FILM COSTS,  Net
   of Amortization ...............        180,000         180,000

  PROPERTY AND EQUIPMENT
    net of accumulated
    depreciation of
    $215,900 (1997) and
    $180,981 (1996) ..............        147,053         171,397

  OTHER ASSETS...................          49,955          10,770
                                      ------------    -----------

                                      $16,228,784     $18,478,260
                                      ============    ===========


                       LIABILITIES AND STOCKHOLDERS'EQUITY

  CURRENT LIABILITIES:
    ACCOUNTS PAYABLE AND ACCRUED
     EXPENSES .......................   $ 196,959      $  144,649
    NOTES PAYABLE...................      778,126       1,056,444
    ACCRUED INTEREST PAYABLE........      115,240         102,346
    ACCRUED OFFICER'S SALARIES &
     BENEFITS .......................     727,622         645,622
                                      ------------    -----------
       TOTAL CURRENT LIABILITIES        1,817,947       1,949,061

  STOCKHOLDERS' EQUITY:
    PREFERRED STOCK - SERIES A,
     AUTHORIZED 30,000,000 SHARES,
     ISSUED AND OUTSTANDING - NONE           --             --
    COMMON STOCK - AUTHORIZED
     50,000,000 SHARES, .001 PAR VALUE;
     ISSUED AND OUTSTANDING 34,898,349
     SHARES (1997 and 1996) ...........    34,895          34,895
    ADDITIONAL PAID-IN CAPITAL         47,445,080      47,280,080
    DEFICIT                           (33,069,138)    (30,785,776)
                                      ------------    -----------
      TOTAL STOCKHOLDERS' EQUITY
                                       14,410,837      16,529,199
                                      ------------    -----------

                                      $16,228,784     $18,478,260
                                      ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                   LAS VEGAS ENTERTAINMENT NETWORK, INC. AND
                                  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                             OPERATIONS (UNAUDITED)






                              THREE MONTHS ENDED APRIL 30,         SIX MONTHS ENDED APRIL 30,
                              ----------------------------         --------------------------

                                      1997            1996            1997             1996
                                      ----            ----            ----             ----


 REVENUES                           $ 75,000        $ 75,000       $ 150,000       $ 141,200

 COSTS AND EXPENSES
 Research & Development -
  Note 5 ....................        679,630                         679,630
 General & Administrative.....       847,884         938,664       1,515,692       1,961,361
                                ------------    ------------    ------------    ------------
    Total Costs and Expenses
                                   1,527,514         938,664       2,195,322       1,961,361
  LOSS BEFORE OTHER
   INCOME AND (CHARGES)           (1,452,514)       (863,664)     (2,045,322)     (1,820,161)

 OTHER INCOME AND (CHARGES):
  Interest Income............        111,584         197,224         235,155         233,830
  Other Charges - Note 7 ....       (267,800)       (646,875)       (432,800)       (666,875)
  Interest and Finance Costs.       (19,406)       (200,298)        (40,394)       (599,677)
                                ------------    ------------    ------------    ------------
 TOTAL OTHER INCOME AND
 (CHARGES) ..................       (175,622)       (649,949)       (238,039)     (1,032,722)
                                ------------    ------------    ------------    ------------

 NET LOSS ...................    $(1,628,136)    $(1,513,613)   $ (2,283,361)     (2,852,883)
                                =============    ============    ============    ============


 WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING                     34,898,349      35,024,532      34,898,349      31,879,502
                                  ===========     ==========      ==========      ==========

 LOSS PER SHARE OF COMMON
 STOCK .......................       $(0.05)         $(0.04)         $(0.07)          $(0.09)
                                 ============    ============    ============      ===========



       The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED APRIL 30, 1997 (UNAUDITED)










                                     Common
                                      Stock
                                 ---------------    Additional
                                 Number               Paid-in
                               of Shares   Amount     Capital     Deficit        Total
                               ---------   ------     -------     -------        -----

BALANCE - NOVEMBER 1, 1996    34,898,349  $34,895   $47,280,080  $(30,785,777)   $16,529,198

Issuance of Options- Note 7                             165,000                      165,000

Net Loss for the Six Months
 Ended April 30, 1997                                              (2,283,361)    (2,283,361)
                               ----------- --------  ----------   ------------    ----------

BALANCE - April 30, 1997       34,898,349  $34,895  $47,445,080  $(33,069,138)   $14,410,837
                               ==========  =======  ===========  ============    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                   LAS VEGAS ENTERTAINMENT NETWORK, INC. AND
                                  SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                        THREE MONTHS ENDED APRIL 30,    SIX MONTHS ENDED APRIL 30,
                                         ----------------------------   -------------------------

                                              1997          1996         1997           1996
                                          -----------    ----------     ----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                 $(1,628,136)   $(1,513,613)  $(2,283,361) $(2,852,883)
Depreciation                                  17,698        57,516         34,919       67,516
Allowances for valuation accounts            167,800                      167,800
Adjustments to reconcile net loss to net
 cash used in operating activities:
 (Increase) Decrease in;
     Prepaid Expenses                            --        309,750                     (309,750)
     Other Assets                            (39,185)       (8,730)       (39,185)       (8,730)
    Increase (Decrease) in;
      Accounts Payable                        15,506      (450,713)        52,309      (478,504)
      Accrued Officer's Salaries              68,500      (137,500)        82,000       (65,000)
      Interest Payable                        19,406      (231,265)        12,893      (221,359)
                                         -----------     ----------     ---------- ------------
CASH USED IN OPERATING ACTIVITIES         (1,378,411)   (1,974,555)    (1,972,625)   (3,868,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments & Advances                     511,612      (753,500)      (688,109)     (753,500)
  Loan to NPD                                (71,942)                  (2,994,875)
  Sale of El Rancho and Capitalized Costs       --                                   34,795,310
  Issuance of Notes and Loans Receivable      --                                    (12,400,000)
  Collections on Notes and Loans              --         6,500,000                    6,500,000
  Purchase of Marketable Securities       (1,000,000)                  (1,000,000)
  Acquisition of Property and  Equipment      (8,530)       (8,255)       (10,575)      (13,280)
                                          -----------    ----------     ----------   -----------
CASH  PROVIDED BY (USED IN) INVESTING
ACTIVITIES;                                 (568,860)     5,738,245    (4,693,559)    28,128,530

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Notes Payable                      --      (1,403,086)          --         850,000
  Repayment of  Notes Payable                   (295)                    (278,317)    (2,904,498)
  Issuances and Sales of Common Stock            --          27,125                    3,024,135
  Repurchase of stock                            --        (155,000)                     155,000
  Issuances of Options and Warrants              --                       165,000         65,272
  Repayment of Loans and interest payable
     - El Rancho                                 --                                  (14,094,895)
                                          -----------    ------------     ---------   ------------
CASH USED IN FINANCING ACTIVITIES               (295)     (1,530,961)    (113,317)   (12,904,986)

INCREASE (DECREASE) IN CASH               (1,947,566)      2,232,729   (6,779,501)    11,354,834

CASH BALANCE - BEGINNING                   5,553,357       9,911,443   10,385,292        789,338
                                           ----------    -----------   -----------  --------------
CASH BALANCE - ENDING                     $3,605,791     $12,144,172   $3,605,791    $12,144,172
                                          ===========    ===========    ==========  ==============


NON-CASH TRANSACTIONS
 Conversion of Notes Payable and Accrued
  Interest to Equity                                                                   $260,000
 Accrued Interest and Fees - El Rancho                                                  695,832

CASH PAID FOR
 Interest                                                               $27,500          84,473


        The accompanying notes are an integral part of these consolidated financial statements.

                   LAS VEGAS ENTERTAINMENT NETWORK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Background and Business and Basis of Presentation - Las Vegas Entertainment Network, Inc. ("LVEN" or "the Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company's primary project to date was the renovation, expansion and redevelopment of the El Rancho Hotel & Casino located in Las Vegas, Nevada (the "El Rancho" or the "Property"), which was acquired on November 24, 1993. On January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders Inc. (ITB) for $43,500,000 of cash, notes and assumption of debt. The Company also received a continuing interest in the cumulative adjusted cash flow (as defined) from the Property of up to $160,000,000 once the Property has been developed and certain invested amounts have been recouped (see Note 2). In connection with the sale, the Company's Las Vegas Communications Corporation subsidiary was granted the exclusive contract to provide entertainment at the
 Property  site,  and  accordingly, will  begin   developing  Las  Vegas  style
 entertainment shows once the Property site has been developed. Subsequent to April 30,1997, the Company and ITB have agreed to (i) exchange the remaining note receivable from the sale for shares of ITB common stock to be registered and, (ii) finalize a similar exchange for the continuing cash flow interest (see Note 2).

       The Company is also developing media related opportunities, including formulating a business plan to develop, produce, market and distribute television and video programming, Internet access, and telephony through the development of a new technology to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries.

     The accompanying financial statements include the accounts of Las Vegas Entertainment Network Inc. (LVEN), and its wholly-owned subsidiaries; Las Vegas Communications Corp. ("LVCC"), Casino-Co Inc. and Pacific DNS, Inc; and its majority owned subsidiary, Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

       Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1996.

2.     NOTE RECEIVABLE, ITB, AND CONTINUING INTEREST IN EL RANCHO PROPERTY

     Note Receivable, ITB, represents the remaining 8% promissory note, in the principal amount of $10,500,000, arising from the sale of the El Rancho Property. The note is secured by a subordinated junior position in the assets of the El Rancho (which may be further subordinated if additional borrowing is made against the property), and is due upon the successful raising of financing to develop the Property, or upon the ultimate sale of the Property. As of April 30, 1997 and October 31, 1996, the Company has provided an allowance of $4,600,000 against this note. On May 22, 1997, LVEN and ITB agreed, subject to Board of Director approval of both companies, to convert the $10,500,000 note receivable and accrued interest thereon of $1,100,000 into 2,093,868 shares of ITB Common Stock to be registered (the "Conversion Shares"). The Company has yet to determine the value of the shares to be received, which is initially subject to certain restrictions described below, but expects the value will

                     LAS VEGAS ENTERTAINMENT NETWORK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

exceed the $5,600,000 carrying value presently reflected in the April 30,1997 financial statements. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend.

       In connection with the original sale agreement dated January 22, 1996, the Company also received a continuing interest in the cumulative adjusted cash flow (as defined) from the EL Rancho Property of up to $160,000,000 once the Property has been developed and certain invested amounts have been recouped. On May 22, 1997, LVEN and ITB agreed that, as soon as practicable, ITB may acquire from LVEN the Company's continuing interest in the adjusted cumulative cash flow of the El Rancho. In order to effect the Acquisition, ITB will be required to issue shares of ITB Common Stock to be registered (the "Acquisition Shares") to LVEN in an amount equal to the result of (i) of a Fairness Opinion Value from a nationally recognized investment banking firm respective to the fair market value of the El Rancho Cash Flow Interest, divided by (i) the average bid price for ITB Stock during the 20 trading days prior to the closing date. The shares of ITB common stock received will initially be subject to certain restrictions described below. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend.

       ITB has also agreed that the $55 Million of financing provided to it by Credit Suisse First Boston MortgageCapital ("CSFB") on May 22, 1997 has been arranged by LVEN's subsidiary, Casino-Co, as the "Alternative Financing" contemplated by, pursuant to, and in satisfactory of, the provisions of El Rancho Sale Agreement dated January 22, 1996. ITB has informed the Company that a portion of these proceeds will be used to begin the renovation and redevelopment of the El Rancho Property as a country western themed resort destination called "CountryLand ".

          As a condition precedent to the consummation of the exchange of ITB shares for the Company's continuing interest in the cash flow from the Property, LVEN shall have received one or more opinions from one or more investment banking firms satisfactory to LVEN respecting the fair market value of the continuing cash flow interest. If LVEN is unsatisfied with the fair market value of the continuing cash flow interest of the El Rancho Property as established by the greater of the opinions, then LVEN shall have the right, within 180 days of the date thereof, to make a secured first mortgage loan to ITB, and ITB must then repay the CSFB Loan in full. If LVEN were to make such a loan to ITB, the loan would mature on the date that the CSFB Loan is scheduled to mature and would bear interest at the rate applicable to CSFB Loan, and LVEN would have the right to develop the property.

       The Company has agreed to execute and deliver an irrevocable proxy respecting both the Conversion Shares and Acquisition Shares in favor of Mr. Nunzio DeSantis, Chairman of the Board of ITB, which proxy shall be irrevocable until the earlier of (i) the date on which the CSFB Loan and all of the other obligations of ITB owing to CSFB under the Loan under the Loan Agreement have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent. LVEN and ITB have agreed to enter into a registration rights agreement respecting the Conversion Shares and the Acquisition Shares providing for demand rights, unlimited piggyback rights, and other customary provisions.

       Additionally, in accordance with the El Rancho Sale Agreement dated January 22, 1996 and commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract to provide entertainment at the Property site, subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides, and other non-gaming attractions, of any kind or nature at the property site, (ii) arranging all advertising for all of the properties needs, and (iii), managing all other entertainment venues. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the opening date of the property, and LVCC

                     LAS VEGAS ENTERTAINMENT NETWORK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shall have the option to renew the agreement for two consecutive five-year terms. The agreement provides LVCC with an annual fee of $800,000 subject to annual increases. LVCC will also receive an additional; (i) twenty- five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent. LVEN and ITB may amend this agreement to include food and beverage and a lease by LVEN of retail space at the Property.

 3.    NOTE RECEIVABLE, NPD

       On January 15, 1997, the Company, through its wholly-owned Nevada subsidiary Casino-Co, made a secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan (" the Seller") of 2,904,016 shares (the "Shares") of the common stock of International Thoroughbred Breeders, Inc. ("ITB"), representing twenty-five percent (25%) of the outstanding stock of ITB. At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The sale of the Shares was instrumental to the Company, as the Company believes it will allow ITB (i) to meet the requirements for funding the renovation of the Property site, and (ii) meet the requirements of The New Jersey Racing Commission and Division of Gaming Enforcement for continued racing licencing at ITB's New Jersey facilities. The Company believes that the sale of the Shares will also facilitate ITB's application for Nevada Gaming Licencing. The loan to NPD and all accrued interest due, which is evidenced by a 10% Secured Promissory Note was due on April 15, 1997.

4.     INVESTMENT AND ADVANCES

Investments and advances consist of the following as of April 30, 1997 and October 31, 1996;

                                     April 30,          October 31,
                                       1997                 1996
                                       ----                 ----

(A)  Malbec, Inc.                  $  464,606          $ 462,606
(B)  Tee One Up, Inc                  100,000            300,000
(C)  ITB Inc                          980,015            261,706
                                   -----------        ----------

                                   $1,544,621         $1,024,312

                                  ==========         ==========

(A) The Company has made advances to Malbec, Inc., an unaffiliated company, of $912,606 as of April 30, 1997 and October 31, 1996, respectively, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 8% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account (which has a balance of $667,000 as of June 15, 1997). The Company has re-evaluated this project and has decided not to pursue development, and expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of April 30, 1997 and October 31, 1996, respectively.

(B) The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. The loan is secured by the assets of Tee One Up. Principal and interest at a rate of 17% per annum was to be paid in monthly installments of $14,832 until maturity, November 1, 1998. In March 1997, Tee One Up became delinquent in making its monthly payments. As of April 30,1997, the principal balance due under this note was $267,00 for which the Company has provided a $167,00 reserve to reflect the underlying value of the security interest, for a net receivable of $100,000.

                     LAS VEGAS ENTERTAINMENT NETWORK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(C) Advances to ITB Inc. represent amounts currently due the Company for monthly property management fees, and for the reimbursement for certain operational and financing advances made for the El Rancho Property.

5.   RESEARCH AND DEVELOPMENT  - EMC

     The Company has formed a new subsidiary, Electric Media Company Inc. (EMC), which is developing technology, that if successful, of which the Company can give no assurance can be achieved, will allow delivery of video voice and/or data communications over electric power lines or other forms of transmission including cable, telephone and microwave. EMC is 75% owned by the Company and 25% owned by Mr. Nunzio DeSantis, Chairman of the Board of ITB.

     EMC has entered into two agreements for the development of this technology with two joint venture partners/developers. The agreements are for a term of 25 years, and can be extended to successive 25-year terms at the election of EMC. The first agreement calls for the development of video, voice and data communication over existing power lines. Field testing of this technology will occur during 1997. Upon successful completion of all field tests, EMC will begin worldwide marketing of this technology, including the sale and distribution of addressable receiver boxes that are necessary to receive the data communication. LVEN will receive, in perpetuity, a $25 per unit royalty for each receiver box sold, if any. In accordance with the joint venture agreement, EMC is committed to deliver to the joint venture partner/developer; (i) 500,000 restricted shares of LVEN common stock upon successful completion of the field test, (ii) monthly renumeration of $25,000 upon successful completion of the field test (iii) an additional 500,000 restricted shares of LVEN common stock each time the sale of these units generates $10,000,000 of net after tax profits to LVEN, up to a maximum of 2,500,000 shares, and (iv) 20% of the net profits once EMC has recouped all its costs, plus a return of 6% thereon.

     The second agreement calls for the development of a communications network in Guatemala and Central America for the provision of telephone, video, voice and/or data communications. Field testing of this technology will occur during 1997. In accordance with the joint venture agreement, if EMC proceeds, it will deliver to the joint venture partner/developer; (i) up to $500,00 for general start up and market costs, (ii) 500,000 restricted shares of LVEN common stock upon successful completion of the field test and demonstration of its economic viability, (iii) monthly renumeration of $15,000 upon successful completion of the field test and demonstration of its economic viability, (iv) an additional 500,000 restricted shares of LVEN common stock for each 150,000 telephones installed, up to a maximum of 2,500,000 shares, and (v) 20% of the net profits once EMC has recouped all its costs, plus a return of 6% thereon. The Company has engaged an investment banking firm to raise $15 million, for which it can give no assurance can be achieved, for the full implementation of this project.

     To date, the company has expended $679,630 in developing this technology. Such amounts have been reflected as research and development costs for the three and six month periods ended April 30, 1997.

6.   SUBSEQUENT EVENT

     On May 23, 1997, the Company provided a refundable advance of $182,000 on behalf of Mr. Nunzio DeSantis, which funds were utilized to acquire an 80% interest in an Ontario, Canada company (the "Canadian Company"). The Company's Chairman of the Board, Mr. Joseph A. Corazzi, as a bonus for services rendered in negotiating the potential acquisition of the operations of the Canadian Company as described below, may be allocated a portion of the ownership as agreed to by Mr. DeSantis and the LVEN Board of Directors. The remaining 20% of the Canadian Company is owned by individuals not affiliated by the Company. It is the intention of the Canadian Company to use these funds as an advance deposit to acquire from the Ontario Jockey Club (OJC), certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Canada. Management of the race track anticipates during the next six months the introduction of up to 500 to 1,000 video lottery gaming terminals that were proposed in the 1995 Province of Ontario Budget.

                     LAS VEGAS ENTERTAINMENT NETWORK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      As an inducement to LVEN to make the advance deposit, LVEN acquired an option to acquire from Mr. DeSantis his interest in the Canadian Company. The exercise price, subject to further evaluation and appraisal, shall be payable
(i) $1,000,000 cash at closing, (ii) $3,600,000 payable in equal monthly installments of $100,000 commencing on the last date of the month on which the closing occurs, and (iii) at or as soon as after the closing as practicable, the number of registered shares of LVEN common stock having a value, based on the average closing price for the twenty trading days proceeding payment of the Exercise Price, equal to the difference between (a) the fair value of the interest as set forth in a fairness opinion prepared by an investment banking firm retained by LVEN and (b) the sum of the cash payments specified above. However, it is the intention of LVEN to only exercise its option based upon its due diligence; a valuation of the ongoing operations of the property, and; the valuation of potential revenue from the addition of video lottery terminals. If the Company does exercise its option to acquire the 80% interest in the Canadian Corporation, and if it decides to maintain full racing operations and proceeds with its option, it would be responsible for maintaining operations at the track through the end of the 1998 racing season which is currently operating at an annual cash flow deficit of approximately $3,200,000 for a full one hundred day racing schedule. The Company may advance funds to the Canadian Company prior to the exercise of the option. It is expected such advances would be secured by a first security interest in the race track property. The Company will engage an investment banking firm to raise up to $35 Million, for which it can give no assurance can be achieved, to develop over a twenty-four month period, the race track property into an entertainment destination that would supplement the introduction of video lottery gaming.

8.   OTHER

     On March 1, 1997, the Company extended, until March 1, 2000, the warrants of Mr. Joseph A. Corazzi, Chairman of the Board of the Company, to acquire 4,000,000 shares of common stock of its subsidiary, CountryLand Properties Inc.
(CLND). The 4,000,000 CLND warrants are fully transferable and convertible into options to purchase LVEN common shares at $1.00 per share.

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


                                  Three Months Ended   Six Months Ended
                                   April 30,1997        April 30,1997
                                   -------------        -------------

     Net loss, as reported           $1,628,136          $2,283,361
     Net loss, pro forma             $1,628,136          $3,723,361
     Loss per share, as reported         $.05                 $.07
     Loss per share, pro forma           $.05                 $.11


   On December 11, 1996, Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999 as part of consideration for providing a $6,000,000 standby funding commitment. In accordance with Statement of Financial Standards No. 123, these options have been valued at their fair value per the Black Scholes Valuation Model at $165,000 ($.11 per share), and have been included in other charges for the six months ended April 30, 1997.

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

General

     Background. On November 24, 1993, the Company acquired the El Rancho, a 1,006-room hotel with 90,000 square feet of casino and ancillary space and a 52-lane bowling alley, located on the Las Vegas Strip. The purchase price for the El Rancho was $36.5 million, including cash of $21.5 million, an 8% promissory note in the face amount of up to $12 million purchase money mortgage secured by a deed of trust on the Property, and 2.3 million shares of LVEN common stock valued at $3 million to a third party finder. On January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders, Inc.(ITB) for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho (the "Property") to develop and open the Property as "CountryLand, USA", a major hotel and casino destination. As part of the sale agreement, once the Property is opened and invested amounts have been recouped by ITB and the Company, of which there can be no assurance will be achieved, the Company will also receive a continuing fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the first casino on the Property, and thereafter a twenty-five percent (25%) interest in adjusted cash flow until such time as the Company has received an aggregate of $160,000,000. In addition, commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional fees. Subsequent to April 30,1997, the Company and ITB have agreed to (i) exchange the remaining note receivable from the sale for Common Shares of ITB stock to be registered and, (ii) explore a similar exchange for the continuing cash flow interest (See Sale of ITB Note Receivable and Continuing Interest in El Ranch below). Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend.

     The Company's current operations include; actively assisting ITB in obtaining the financing necessary to redevelop and renovate the El Rancho Property; managing the preliminary construction activities on the Property site under an interim entertainment and property management agreement with ITB;
overseeing the collection and realization of certain investments and notes receivables, and; the development of certain gaming, media and communication properties, including certain limited development and production of television and video programming, Internet access, and telephony to be distributed through the development of a new technology to be owned by the Company's EMC subsidiary.

     Sale of ITB Note Receivable and Continuing Interest in El Rancho. On May 22, 1997, LVEN and ITB agreed, subject to approval of Board of Directors of both Companies, to convert the ITB Note Receivable remaining from the sale of the El Rancho of $10,500,000 and accrued interest thereon of $1,100,000 into 2,093,868 shares of restricted ITB common Stock to be registered (the "Conversion"). On May 22, 1997, LVEN and ITB also agreed that, subject to approval of Board of Directors of both Companies, that as soon as practicable, ITB may acquire from LVEN the Company's continuing interest in the adjusted cumulative cash flow of the El Rancho. In order to effect the Acquisition, ITB will be required to issue shares of ITB Stock to be registered (the "Acquisition Shares") to LVEN in an amount equal to the result of (i) a Fairness Opinion Value to be obtained from a nationally recognized investment banking firm respective to the fair market value of the El Rancho Cash Flow Interest, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing date. Both the Conversion and Acquisition shares are subject to certain restrictions as described below. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend.

     ITB has also agreed that the $55 Million of financing provided to it by Credit Suisse First Boston MortgageCapital ("CSFB") on May 22, 1997 has been arranged by LVEN's subsidiary, Casino-Co, as the "Alternative Financing" contemplated by, pursuant to, and in satisfactory of, the provisions of El Rancho Sale Agreement dated January 22, 1996. ITB has informed the Company that a portion of these proceeds will be used to begin the renovation and redevelopment of the El Rancho Property as a country western themed resort destination known as "CountryLand ".

      As a condition precedent to the consummation of the exchange of ITB shares for the Company's continuing interest in the cash flow from the Property, LVEN shall have received one or more opinions from one or more investment banking firms satisfactory to LVEN respecting the fair market value of the continuing cash flow interest. If LVEN is unsatisfied with the fair market value of the continuing cash flow interest of the El Rancho Property as established by the greater of the opinions, then LVEN shall have the right, within 180 days of the date thereof, to make a secured first mortgage loan to ITB, and ITB must then repay the CSFB Loan in full. If LVEN were to make such a loan to ITB, the loan would mature on the date that the CSFB Loan is scheduled to mature and would bear interest at the rate applicable to CSFB Loan, and LVEN would have the right to develop the property.

       The  Company  has agreed to execute  and  deliver  an  irrevocable  proxy respecting both the Conversion Shares and Acquisition Shares in favor of Mr. Nunzio DeSantis, Chairman of the Board of ITB, which proxy shall be irrevocable until the earlier of (i) the date on which the CSFB Loan and all of the other obligations of ITB owing to CSFB under the Loan under the Loan Agreement have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joe Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent. LVEN and ITB have agreed to enter into a registration rights agreement respecting the Conversion Shares and the Acquisition Shares and providing for demand rights, unlimited piggyback rights, and other customary provisions.

Results of Operations
---------------------

Three Months Year Ended April 30, 1997 Compared to Three Months Ended April 30,
-------------------------------------------------------------------------------
 1996
 ----

     REVENUES for each of the three month periods ended April 30, 1997 and 1996 consisted of $75,000 of fees earned under an interim property and entertainment management agreement with ITB.

     GENERAL AND ADMINISTRATIVE expenses decreased $90,780 to $847,884 during the three months ended April 30, 1997 as compared to $938,664 in the corresponding period in 1996. The majority of the decrease relates to a decrease in professional, legal and accounting costs which decreased $255,000 to $137,000 for the three months ended April 30, 1997 as compared to $392,000 for the corresponding period in 1996. This decrease was offset by an increase of travel and entertainment costs of $196,000 to $281,000 for the three months ended April 30, 1997 as compared to $85,000 for the corresponding period in 1996.

     Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

     RESEARCH AND DEVELOPMENT expenses relating to the development of voice, video and data communication technology by the Company's EMC subsidiary were $679,630 for the three months ended April 30, 1997. There were no such costs incurred in the corresponding period in 1996.

     INTEREST INCOME AND EXPENSE. Interest income earned on cash balances decreased $85,639 to $111,584 for the three months ended April 30, 1997 as compared to $197,224 for the corresponding period in 1996. The majority of this decrease relates to interest income of $75,000 earned on the $6,500,000 ITB Note Receivable outstanding only during the three months ended April 30, 1996. Interest expense and finance costs decreased $180,892 to $19,406 for the three months ended April 30, 1997 as compared to $200,298 for the corresponding period in 1996. The majority of the decrease related to a decrease in finance costs, which were $151,000 in the three months ended April 30, 1996 as compared to none for the comparable period in 1997. The remaining decrease in interest and finance costs related to a $29,691 decrease in interest expense to $19,406 for the three months ended April 30, 1997 as compared to $49,097 for the comparable period in 1996. The decrease in interest expense is consistent with the decrease in the average indebtedness outstanding during the three months ended April 30, 1997 as compared to the corresponding period in 1996.

     OTHER INCOME AND CHARGES for the three months ended April 30, 1997 consists of: (i) $167,800 charge to reflect the estimated carrying value of the note receivable from Tee One Up (See "Notes Receivable"), and (ii) $100,000 settlement agreement entered into with a third party (See "Legal Proceedings").

Six Months Ended April 30, 1997 Compared to Six Months Ended April 30, 1996
---------------------------------------------------------------------------

     REVENUES for the six months ended April 30, 1997 increased by $8,800 to $150,000 as compared to $141,200 for the corresponding period in 1996. Revenues for the six months ended April 30, 1997 consisted of $150,000 of fees earned under an interim entertainment management agreement with ITB. Revenues for six months ended April 30,1996 consisted of $66,200 of revenues earned in connection with renting out the parking facilities at the El Rancho Hotel property site which was previously owned by the Company, and $75,000 of fees earned under an interim entertainment management agreement with ITB (such agreement did not exist in the first quarter of fiscal 1996).

     GENERAL AND ADMINISTRATIVE expenses decreased $445,669 to $1,515,692 during the six months ended April 30, 1997 as compared to $1,961,361 in the corresponding period in 1996. The majority of the decrease relates to a decrease in; (i) professional, legal and accounting costs which decreased $310,000 to $200,000 for the three months ended April 30, 1997 as compared to $510,000 for the corresponding period in 1996, and; (ii) general and administrative costs relating to the El Rancho Property which decreased by $319,000 in the current period as compared to the corresponding period in 1996 due to the cessation of operations when the Property was sold on January 22, 1996. These decreases were offset by an increase of travel and entertainment costs of $258,000 to $408,000 for the six months ended April 30, 1997 as compared to $150,000 for the corresponding period in 1996

     RESEARCH AND DEVELOPMENT expenseS relate to the development of voice, video and data communication technology by the Company's EMC subsidiary, and were $679,630 for the six months ended April 30, 1997. There were no such costs incurred in the corresponding period in 1996.

     OTHER INCOME AND CHARGES for the six months ended April 30, 1997 consists of: (i) a $167,800 charge to reflect the estimated carrying value of the note receivable from Tee One Up (See "Notes  Receivable"),
(ii) $100,000 settlement agreement entered into with a third party (See "Legal Proceedings") and (iii) $165,000 to reflect the value of options granted to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999, as part of consideration for providing a $6,000,000 standby funding commitment.

Liquidity and Capital Resources
-------------------------------

       CASH REQUIREMENTS. The Company's current monthly operating cash requirements are approximately $200,000, composed of general and administrative expenses, salary and consulting fees and legal and professional fees. The Company is also responsible for managing and paying the operating costs of the Property, but is reimbursed by ITB on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $60,000 per month but may increase to a greater amount as the renovation of this property begins. In addition to the above, (i) the Company is evaluating funding $500,000 of general start up costs for its EMC projects, and may be required to fund additional amounts if the field tests prove successful, and (ii) if the Company elects to exercise its option to acquire the Fort Erie Race Track and elects to maintain current track operations, the track would operate at a projected annual cash flow deficit of approximately $3,200,000. The Company may advance funds to the Canadian Company prior to the exercise of the option. It is expected such advances would be secured by a first security interest in the race track property. In addition, if the Company elects to exercise its option, it will engage an investment banking firm to raise up to $35 Million, for which it can give no assurance can be achieved, to develop over a twenty-four month period, the race track property into an entertainment destination that would supplement the introduction of video lottery gaming. The Company may also incur other consulting and professional fees in the development and financing of its business activities. During the six months ended April 30, 1997, the Company made approximately $849,721 in advances and deposits to certain businesses, individuals or others to secure potential acquisitions or investments, and $679,630 for research and development costs. Subsequent to April 30, 1997, the Company has made an additional $235,000 of such advances. The Company is currently in the process of evaluating these potential acquisitions or investments for future development. The Company will continue to make deposits or advances as it deems necessary to secure potential investments or business acquisitions.

     As of June 15, 1997, the Company had approximately $7,600,000 in cash, marketable securities and current notes receivable and believes that its current cash and receivables (including funds expected to be received by July 31, 1997 by the repayment of the NPD Note Receivable) will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $781,248 at June 15, 1997. However, these sources of cash may not be sufficient to enable the Company to fund the expansion and commencement of operations of its planned television programming, full deployment of its Electric Media Joint Ventures, or operating and developing the Fort Erie Race Track if the Company elects to exercise its option to acquire the race track. The Company may obtain such funds, if required, from a public offering or the issuance of additional debt. If a public offering or raising of debt is not successful, the Company will be required to seek other sources of funding. There can be no assurance such other funding will be available on terms satisfactory to the Company or at all.

     OUTSTANDING NOTES PAYABLE AND GUARANTEES. As of April 30, 1997, the Company had outstanding $778,421 of notes and loans payable which are currently due and payable. The Company intends to repay the remaining outstanding notes, along with all accrued interest, during the current year from its current cash balances.

     NOTES RECEIVABLE. In connection with the sale of the El Rancho, the Company received an 8% promissory note in the principal amount of $10,500,000, secured by a subordinated junior position in the deed of trust on the El Rancho Hotel and Casino Property. This note was due upon the successful raising of financing to develop the Property, or upon the ultimate sale of the Property. As of April 30, 1997 the Company had provided an allowance of $4,600,000 against the note. On May 22, 1997, LVEN and ITB, subject to approval of the Board of Directors of both Companies, agreed to convert the $10,500,000 Note Receivable and accrued interest thereon of $1,100,000 into 2,093,868 shares of restricted ITB common stock The Company has yet to determine the value of the shares to be received, which are initially subject to certain restrictions, but expects the value will exceed the $5,600,000 carrying value presently reflected in the April 30,1997 financial statements.

     As of April 30, 1997, the Company has outstanding two (2) separate notes receivable of $1,868,000 ($3,736,000 in total) from MPTV, Inc. arising from the sale of the Company's Lake Tropicana investment. The first note bears interest at a rate of 8% per annum, is payable monthly, and is secured by a fifth position in a deed of trust on the underlying time-share project. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval is sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. The joint venture has reorganized its debt position, and with such financing, is anticipated to have the funds to commence development and sale of the time share units. As a result of such reorganization, the Company's secured note receivable moved up to a second position. The Company has provided an allowance of $2,929,511 against these notes (including an allowance for imputed interest on the non-interest bearing note) as of April 30, 1997, for a net receivable of $806,489.

     As of April 30, 1997, the Company had made advances of $912,606 to Malbec, Inc., an unaffiliated company, for the purpose of developing and operating a hotel project in Miami Beach, Florida. The advances accrue interest at the rate of 10% per annum, are due July 31, 1997, and are secured by a first security interest in a cash escrow account, after payment of all expenses (which has a balance of $667,000 as of June 15, 1997). The Company has re-evaluated this project and has decided not to pursue development, and expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has provided a $450,000 allowance against this advance, for a net investment of $462,606 as of April 30, 1997.

     The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. The loan is secured by the assets of Tee One Up. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. In March 1997, Tee One Up became delinquent in making its monthly payments. As of April 30,1997, the principal balance due under this note receivable was $267,000, for which the Company has provided a $167,00 reserve to reflect the underlying value of the security interest, for a net receivable of $100,000.

     On January 15, 1997, the Company, through it's wholly-owned Nevada subsidiary Casino-Co, made a secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan ("the Seller") of 2,904,016 shares (the "Shares") of the common stock of International Thoroughbred Breeders, Inc. ("ITB"), representing twenty-five percent (25%) of the outstanding stock of ITB. At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The sale of the Shares was instrumental to LVEN, as it will allow ITB to (i) meet the requirements for funding proposal the renovation of the Property site, and (ii) meet the requirements of The New Jersey Racing Commission and Division of Gaming Enforcement for continued racing licencing at ITB's New Jersey facilities. The Company believes that the sale of the Shares will also facilitate ITB's application for Nevada Gaming Licencing. The loan to NPD and all accrued interest due, which is evidenced by a 10% Secured Promissory Note and was due on April 15, 1997. The Company expects repayment to be made by July 31, 1997.

                          PART 11. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On October 18, 1996, an unaffiliated third party filed a complaint against the company in California Superior Court, County of Los Angeles, seeking damages of $1,800,000, plus attorney fees, for breach of contract, breach of implied contract, and certain damages the individual claims are due him under terms of a 1992 retainer agreement. This case was settled for $100,000. Additionally, the Company has commenced action against the owners of Patmore Broadcasting relating to an option to acquire a radio station in Las Vegas, and intends to aggressively pursue the Company's position that it still has a valid option to purchase the radio station.

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


                               Date: June 15, 1997

                               By:   /s/ Carl Sambus
                               ---------------------
                                     Carl Sambus  Executive  Vice  President and
                                     Chief  Financial  Officer (chief  financial
                                     officer  and  accounting  officer  and duly
                                     authorized officer)