Form 10QSB
period 1997-07-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1997-09-19
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : July 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number   0-21278


                      LAS VEGAS ENTERTAINMENT NETWORK, INC
                      ------------------------------------
                     (Exact name of small business issuer as
                            specified in its Charter)

          Delaware                                    94-3125854
          --------                                    ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

  1801 Century Park East, Los Angeles, California            90067
  -----------------------------------------------            -----
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

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                34,898,349
-----------------------------                                ----------
Title of Class                                  Number of shares outstanding at
                                                          September 15, 1997

DOCUMENTS INCORPORATED BY REFERENCE: NONE


             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                                       July 31,     October 31,
                                                         1997          1996
                                                         ----          ----

                        ASSETS                                    (DERIVED FROM
                                                                AUDITED FINANCIAL
                                                     (UNAUDITED)    STATEMENTS)
 CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                        $  5,523,124    $ 10,385,292
   MARKETABLE SECURITIES                               1,111,098
                                                     ------------   ------------
       TOTAL CURRENT ASSETS                            6,634,222      10,385,292


  INVESTMENT IN & ADVANCES TO INTERNATIONAL
   THOUROUGHBRED BREEDERS INC. (NOTE 2)                6,707,919       6,161,706

  OTHER INVESTMENTS & ADVANCES - Note 3                  982,476         762,606

  NOTES RECEIVABLE - LAKE TROPICANA                      806,489         806,489

  PROGRAMING AND FILM COSTS,  Net
    of Amortization                                      180,000         180,000

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $233,450 (1997) and $180,981 (1996)             165,129         171,397

  OTHER ASSETS                                            49,955          10,770
                                                     -----------    ------------

                                                    $ 15,526,190    $ 18,478,260
                                                    ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $ 335,890    $    144,649
    NOTES PAYABLE                                        777,702       1,056,444
    ACCRUED INTEREST PAYABLE                             134,548         102,346
    ACCRUED OFFICER'S SALARIES & BENEFITS                879,894         645,622
                                                      -----------    -----------
       TOTAL CURRENT LIABILITIES                       2,128,034       1,949,061

  STOCKHOLDERS' EQUITY:
    PREFERRED STOCK - SERIES A, AUTHORIZED
     30,000,000 SHARES, ISSUED AND
     OUTSTANDING -  NONE
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING - 34,898,349 SHARES (1997 and
     1996)                                                 34,895         34,895
    ADDITIONAL PAID-IN CAPITAL                         47,445,080     47,280,080
    DEFICIT                                           (34,081,819)   (30,785,776)
                                                      -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                       13,398,156     16,529,199
                                                      -----------    -----------
                                                      $15,526,190   $ 18,478,260
                                                      ============   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                 Three Months Ended July 31,   Nine Months Ended July 31,
                                 --------------------------   ---------------------------
                                        1997        1996           1997          1996
                                        ----        ----           ----          ----

REVENUES                           $   75,000      $ 75,000    $  225,000     $ 291,200

COSTS AND EXPENSES
Research & Development - Note 4       170,638                     850,268
General & Administrative            1,087,589       626,255     2,603,281     2,662,615
                                    ---------      --------     ----------    ----------
Total Costs and Expenses            1,258,227       626,255     3,453,549     2,662,615

LOSS BEFORE OTHER
 INCOME AND (CHARGES)              (1,183,227)     (551,255)   (3,228,549)   (2,371,415)

OTHER INCOME AND (CHARGES):
Interest Income                       92,206        146,152       327,361       379,982
Gain on Marketable Securities         97,648                       97,648
Other Charges - Note 5                              (30.000)     (432,800)     (696,875)
Interest and Finance Costs           (19,308)       (61,298)      (59,702)     (660,975)

                                   ------------   ------------  ----------   -----------
TOTAL OTHER INCOME AND (CHARGES)     170,546          54,854       (67,493)    (977,868)
                                   ------------   ------------  -----------  -----------

NET LOSS                        $ (1,012,681)     $ (496,401)   (3,296,042) $(3,349,283)
                                 =============   ============   =========== ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING       34,898,349       35,024,532     34,898,349 31,879,502
                                 ============     ===========    =========== ==========


LOSS PER SHARE OF COMMON STOCK    $  (0.03)       $  (.01)      $  (.09)      $  (.011)
                                  ============    ===========   ===========  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                     Common Stock
                                                      Additional
                                  Number               Paid-in
                                of Shares     Amount   Capital      Deficit       Total
                                ---------    ------    -------     -------        -----

BALANCE - NOVEMBER 1, 1996     34,898,349   $34,895  $47,280,080 $(30,785,777)  $16,529,198

Issuance of Options- Note 5                              165,000
                                                                                    165,000
Net Loss for the Nine Months
 Ended July 31, 1997                                               (3,296,042)   (3,296,042)
                               ----------   -------   ----------   -----------  ------------

BALANCE - JULY 31, 1997        34,898,349   $34,895  $47,445,080 $(34,081,819)  $13,398,156
                               ==========   =======  =========== =============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    JULY 31,                    JULY 31,
                                                    --------                   --------

                                               1997            1996         1997        1996
                                               -----           -----       -----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $(1,012,681)  $ (496,400)  $(3,296,042)   $(3,349,283)
Depreciation                                      17,551       17,976        52,470         85,492
Gain from Marketable Securities                 (111,098)                  (111,098)
Allowances for valuation accounts                                           167,800
Adjustments to reconcile net
loss to net cash used in operating
 activities:
   (Increase) Decrease in;
    Program Inventory                                        (175,000)                   (175,000)
     Other Assets                                                           (39,185)       (8,730)
    Increase (Decrease) in;
      Accounts Payable                           138,932      119,567       191,241      (358,885)
      Accrued Officer's Salaries                 152,272      (67,500)      234,272      (132,500)
      Interest Payable                            19,308       60,293        32,201      (168,587)
                                               ----------    ---------   -----------  -----------
CASH USED IN OPERATING ACTIVITIES               (795,716)    (541,064)   (2,768,341)   (4,107,493)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments & Advances - ITB                   172,096                   (546,213)
  Investments & Advances - Other                (417,870)      69,831      (387,670)     (683,669)
  Loan to NPD                                  2,994,875
  Sale of El Rancho and Capitalized Costs                                              34,795,310
  Issuance of Notes and Loans Receivable                                              (12,400,000)
  Collections on Notes and Loans Receivable                                             6,500,000
  Purchase of Marketable Securities                                      (1,000,000)
  Acquisition of Property and  Equipment         (35,628)       (307)       (46,203)      (13,588)
                                               ----------    ---------  -----------  -----------
CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES;                               2,713,473       69,524    (1,980,086)   28,198,053

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Notes Payable                                                    -          850,000
  Repayment of Notes Payable                        (424)      (1,486)     (278,741)   (2,904,498)
  Issuances and Sales of Common Stock                         (385,000)                 2,645,369
  Repurchase of stock                                                                    (155,000)
  Issuances of Options and Warrants                                         165,000        65,272
  Interest Reserve                                             611,278                    611,278
  Repayment of Loans and Interest
   Payable - El Rancho                                                                (14,094,895)
                                               ----------    ---------  -----------   -----------
 CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                     (424)      224,792     (113,741)  (12,982,474)

INCREASE (DECREASE) IN CASH                    1,917,333      (246,748)  (4,862,168)   11,108,086

CASH BALANCE - BEGINNING                       3,605,791    12,144,172   10,385,292       789,338
                                              ----------    ----------   ----------  ------------
CASH BALANCE - ENDING                         $5,523,124   $11,897,424   $5,523,124  $ 11,897,424
                                              ==========   ===========   ==========  ============



NON-CASH TRANSACTIONS
 Coversion of Note Receivable to
  Investment in Common Stock of ITB         $   5,900,000                $5,900,000
 Conversion of Notes Payable and Accrued
   Interest to Equity                                                                  $ 260,000
 Accrued Interest and Fees - El Rancho                                                   695,832

CASH PAID FOR
 Interest                                                                  $27,500       $84,473



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Background and Business and Basis of Presentation - Las Vegas Entertainment Network, Inc. ("LVEN" or "the Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company is also formulating a business plan to develop, produce, market and distribute television and video programming, Internet access, and telephony through the development of a new technology to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries, including the acquisition of the Fort Erie Racetrack (see Note 3).

           The Company's primary project to date was the renovation, expansion and redevelopment of the El Rancho Hotel & Casino located in Las Vegas, Nevada (the "El Rancho" or the "Property"), which was acquired on November 24, 1993. On January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders Inc. ("ITB") for $43,500,000 of cash, notes and assumption of debt. The Company also received a continuing interest in the cumulative adjusted cash flow (as defined) from the Property of up to $160,000,000 once the Property has been developed and certain invested amounts have been recouped. On May 22, 1997, the Company and ITB (i) exchanged the remaining note receivable from the sale for 2,093,068 shares of restricted common stock of ITB, and, (ii) agreed to explore a similar exchange for the continuing cash flow interest (see Note 2). In connection with the January 22, 1996 sale, the Company's Las Vegas Communications Corporation subsidiary was granted the exclusive contract to provide entertainment at the Property site, and accordingly will begin developing Las Vegas style entertainment shows once the Property site has been developed.

     The accompanying unaudited financial statements include the accounts of Las Vegas Entertainment Network Inc. (LVEN), and its wholly-owned subsidiaries; Las Vegas Communications Corp. ("LVCC"), Casino-Co Inc. and Pacific DNS, Inc; and its majority owned subsidiary, Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

          Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1996.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.        INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED
          BREEDERS INC.

          Investments in and advances to International Thoroughbred Breeders Inc ("ITB") consist of the following as of July 31, 1997 and October 31, 1996;
                                              July 31,     October 31,
                                                1997             1996
                                                ----             ----
          (A)      Investment in ITB         $5,900,000    $        -
          (A)      Note Receivable, ITB              -       5,900,000
          (B)      Advances to ITB              807,919        261,706
                                            -----------    -----------

                                             $6,707,919     $6,161,706
                                             ==========     ==========

     (A) On May 22, 1997 the Company exchanged its remaining 8% promissory note from ITB arising from the sale of the El Rancho Property, in the principal amount of $10,500,000, for 2,093,868 shares of Common Stock of ITB (the "conversion shares"). The Company has valued the conversion shares, which are initially subject to certain restrictions described below and which constitute approximately 15% of the outstanding shares of ITB, at the previously recorded value of the note receivable of $5,900,000, which Management believes represents the approximate market value of the ITB shares received. The Company has engaged an investment banking firm to make a further valuation of the conversion shares and may adjust the value accordingly. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company.

          In connection with exchange of the note receivable, ITB agreed that the $55 Million of financing provided to it by Credit Suisse First Boston MortgageCapital ("CSFB") on May 22, 1997 has been arranged by LVEN's subsidiary, Casino-Co, as the "Alternative Financing" contemplated by, pursuant to, and in satisfaction of, the provisions of El Rancho Sale Agreement dated January 22, 1996. ITB has informed the Company that a portion of these proceeds will be used to begin the renovation and redevelopment of the El Rancho Property as a country western themed resort destination called "CountryLand ".

          On  May  22,  1997,  LVEN  and  ITB  also  agreed  that,  as  soon  as practicable, ITB may acquire from LVEN the Company's continuing interest in the adjusted cumulative cash flow of the El Rancho of up to $160,000,000. In order to effect the Acquisition, ITB will be required to issue shares of ITB Common Stock (the "Acquisition Shares") to LVEN in an amount equal to the result of (i) of a Fairness Opinion Value from a nationally recognized investment banking firm respective to the fair market value of the El Rancho Cash Flow Interest, divided by (i) the average bid price for ITB Stock during the 20 trading days prior to the closing date. The shares of ITB common stock received will initially be subject to certain restrictions described below. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend. As a condition precedent to the consummation of the exchange of ITB shares for the Company's continuing interest in the cash flow from the Property, LVEN shall have received one or more opinions from one or more investment banking firms satisfactory to LVEN respecting the fair market value of the continuing cash flow interest. If LVEN is unsatisfied with the fair market value of the continuing cash flow interest of the El Rancho Property as established by the greater of the opinions, then LVEN shall have the right, within 180 days of the date thereof, to make a secured first mortgage loan to ITB, and ITB must then repay the CSFB Loan in full. If LVEN were to make such a loan to ITB, the loan would mature on the date that the CSFB Loan is scheduled to mature and would bear interest at the rate applicable to CSFB Loan, and LVEN would have the right to develop the property. The Company can give no assurance when, and if, the proposed acquisition by ITB of the

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Company's continuing cash flow interest will occur.

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

(B) Advances to ITB Inc. represent amounts currently due the Company for monthly property management fees, and for the reimbursement for certain operational and financing advances made for the El Rancho Property.

3.     OTHER INVESTMENTS AND ADVANCES

       Other Investments and Advances consist of the following as of July 31, 1997 and October 31, 1996;

                                           July 31,     October 31,
                                             1997           1996
                                             ----           ----

       (A)        Malbec, Inc.            $ 415,928       $462,606
       (B)        Tee One Up, Inc           100,000        300,000
       (C)        Fort Erie Racetrack       466,548
                                         ----------       --------
                                           $982,476       $762,606
                                          =========       =========

(A) The Company has made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 as of July 31, 1997 and October 31, 1996, respectively, for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of July 31, 1997, $46,678 of such advances have been returned to the Company. The advances accrue interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt to develop this property. The Company's advances were secured by an interest in an escrow account (which was a balance of $300,000 as of September 15, 1997) and a $600,000 lien against the subject property. The Company expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has also been informed that the owners of the property have a tentative buyer for the hotel property, which would require the Company's lien be paid off before such a sale could be consummated. The Company has provided a $450,000 allowance against this advance, for a net investment of $415,928 and $462,606 as of July 31, 1997 and October 31, 1996, respectively.

(B) The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. The loan is secured by the assets of Tee One Up. Principal and interest at a rate of 17% per annum was to be paid in monthly installments of $14,832 until maturity, November 1, 1998. In March 1997, Tee One Up became delinquent in making its monthly payments. As of July 31, 1997, the principal balance due under this note was $267,00 for which the Company has provided a $167,00 reserve to reflect the underlying value of the security interest, for a net receivable of $100,000.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(C) On May 23, 1997, the Company provided a refundable advance of $182,000 to a Canadian Corporation (the "Canadian Company") as an advance deposit to acquire certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Canada. The race track currently offers live, as well as simulcast, thoroughbred horse racing. Additionally, management of the race track anticipates during the next nine months, the introduction of up to 500 to 1,000 video lottery gaming terminals that were proposed in the 1995 Province of Ontario Budget. The Canadian Corporation is 80% owned by Mr. Nunzio DeSantis, the Chief Operating Officer of ITB. The Company's Chairman of the Board, Mr. Joseph
     A. Corazzi, as a bonus for services rendered in negotiating the potential acquisition of the operations of the Canadian Company as described below, may be allocated a portion of the ownership as agreed to by Mr. DeSantis and the LVEN Board of Directors. The remaining 20% of the Canadian Company is owned by individuals not affiliated by the Company. As of July 31, 1997, in addition to the deposit above, the Company has expended $284,548 of financing and legal costs in connection with the proposed acquisition.

       As an inducement to LVEN to make the advance deposit, LVEN acquired an option to acquire from Mr. DeSantis his interest in the Canadian Company. The exercise price, subject to further evaluation and appraisal, shall be payable (i) $1,000,000 cash at closing, (ii) $3,600,000 payable in equal monthly installments of $100,000 commencing on the last date of the month on which the closing occurs, and (iii) at or as soon as after the closing as practicable, the number of registered shares of LVEN common stock having a value, based on the average closing price for the twenty trading days proceeding payment of the Exercise Price, equal to the difference between (a) the fair value of the interest as set forth in a fairness opinion prepared by an investment banking firm retained by LVEN and (b) the sum of the cash payments specified above. However, it is the intention of LVEN to only exercise its option based upon its due diligence; a valuation of the ongoing operations of the property, and; the valuation of potential revenue from the addition of video lottery terminals. If the Company does exercise its option to acquire the 80% interest in the Canadian Corporation, of which there can be no assurance, and if it decides to maintain full racing operations and proceeds with its option, it would be responsible for maintaining operations at the track through the end of the 1998 racing season which is currently operating at an annual cash flow deficit of approximately $3,200,000 for a full one hundred day racing schedule.

       The Company will advance funds to the Canadian Company prior to the exercise of the option, and as such, has entered into a credit facility to lend the Canadian Company up to $1,300,000. The loan, which will be due and payable on August 27, 1998 and will bear interest at a rate of 10% per annum, will be secured by a first security interest in the race track property. Subsequent to July 31, 1997, the Company has made $700,000 of advances under this credit facility. The Company will engage an investment banking firm to raise up to $35 Million, for which it can give no assurance can be achieved, to develop over a twenty-four month period, the race track property into an entertainment destination that would supplement the introduction of video lottery gaming.

4.     RESEARCH AND DEVELOPMENT  - EMC

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

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

       To date, the company has expended $850,268 in developing this technology. Such amounts have been reflected as research and development costs for the three and nine month periods ended July 31, 1997.

5.     OTHER

       On December 11, 1996, Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999 as part of consideration for providing a $6,000,000 standby funding commitment. In accordance with Statement of Financial Standards No. 123, these options have been valued at their fair value per the Black Scholes Valuation Model at $165,000 ($.11 per share), and have been included in other charges for the nine months ended July 31, 1997.

6.     SUBSEQUENT EVENT

       The Company has been informed that certain former or current directors of International Thoroughbred Breeders Inc. ("ITB") have filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs are seeking, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further seek to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's continuing cash flow interest in the El Rancho Property. The Company has also been informed that a similar action has been filed in the Delaware Chancery Court by a stockholder of ITB. Although the Company's counsel has not yet fully investigated or evaluated these actions, the Company believes the claims are without merit, and intends to defend the actions vigorously.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                  Important Factors Relating to Forward Looking Statements. - In connection with certain forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion for the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

GENERAL

                  BACKGROUND. On November 24, 1993, the Company acquired the El Rancho, a 1,006-room hotel with 90,000 square feet of casino and ancillary space and a 52-lane bowling alley, located on the Las Vegas Strip. The purchase price for the El Rancho was $36.5 million, including cash of $21.5 million, an 8% promissory note in the face amount of up to $12 million purchase money mortgage secured by a deed of trust on the Property, and 2.3 million shares of LVEN common stock valued at $3 million to a third party finder. On January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders, Inc.(ITB) for $43,500,000 of cash, notes and assumption of debt. It is the current intention of the new owners of the El Rancho (the "Property") to develop and open the Property as "CountryLand", a major hotel and casino destination. As part of the sale agreement, once the Property is opened and invested amounts have been recouped by ITB and the Company, of which there can be no assurance will be achieved, the Company will also receive a continuing fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the first casino on the Property, and thereafter a twenty-five percent (25%) interest in adjusted cash flow until such time as the Company has received an aggregate of $160,000,000. In addition, commencing with the development of the Property, the Company's LVCC subsidiary was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property site which will provide for minimum annual fees of $800,000 plus additional fees. On May 22, 1997, the Company and ITB (i) exchanged the remaining note receivable from the sale for Common Shares of ITB stock to be registered and, (ii) have agreed to explore a similar exchange for the continuing cash flow interest (See Sale of ITB Note Receivable and Continuing Interest in El Ranch below). Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend.

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

     Sale of ITB Note Receivable and Continuing Interest in El Rancho. On May 22, 1997, LVEN converted the ITB Note Receivable remaining from the sale of the El Rancho of $10,500,000 and accrued interest thereon of $1,100,000 into 2,093,868 shares of restricted ITB common Stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed that, subject to approval of Board of Directors of both Companies, that as soon as practicable, ITB may acquire from LVEN the Company's continuing interest in the adjusted cumulative cash flow of the El Rancho. In order to effect the Acquisition, ITB will be required to issue shares of ITB Stock to be registered (the "Acquisition Shares") to LVEN in an amount equal to the result of (i) a Fairness Opinion Value to be obtained from a nationally recognized investment banking firm respective to the fair market value of the El Rancho Cash Flow Interest, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing date. Both the Conversion and Acquisition shares are subject to certain restrictions as described below. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend.

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

RESULTS OF OPERATIONS

THREE  MONTHS YEAR ENDED JULY 31, 1997  COMPARED TO THREE MONTHS ENDED JULY
  31, 1996.

                  REVENUES for each of the three month periods ended July 31, 1997 and 1996 consisted of $75,000 of fees earned under an interim property and entertainment management agreement with ITB.

                  GENERAL AND ADMINISTRATIVE expenses increased $461,334 to $1,087,589 during the three months ended July 31, 1997 as compared to $626,255 in the corresponding period in 1996. The majority of the increase relates to;
(i) an increase in professional, legal and accounting costs which increased $162,000 to $194,000 for the three months ended July 31, 1997 as compared to $32,000 for the corresponding period in 1996, and (ii) an increase of travel and entertainment costs of $290,000 to $338,000 for the three months ended July 31, 1997 as compared to $48,000 for the corresponding period in 1996 relating mainly travel connected to the Company's EMC project.

                  Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

                  RESEARCH AND DEVELOPMENT expenses relating to the development of voice, video and data communication technology by the Company's EMC subsidiary were $170,638 for the three months ended July 31, 1997. There were no such costs incurred in the corresponding period in 1996.

                  INTEREST INCOME AND EXPENSE. Interest income earned on cash balances and marketable securities decreased $53,946 to $92,206 for the three months ended July 31, 1997 as compared to $146,152 for the corresponding period in 1996. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the three months ended July 31, 1997 as compared to the corresponding period in 1996. Interest expense and finance costs decreased $41,990 to $19,308 for the three months ended July 31, 1997 as compared to $61,298 for the corresponding period in 1996. The decrease in interest expense is consistent with the decrease in the average indebtedness outstanding during the three months ended July 31, 1997 as compared to the corresponding period in 1996.

NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996

                  REVENUES for the nine months ended July 31, 1997 decreased by $66,200 to $225,000 as compared to $291,200 for the corresponding period in 1996. Revenues for the nine months ended July 31, 1997 consisted of $225,000 of fees earned under an interim entertainment management agreement with ITB. Revenues for nine months ended April 30,1996 consisted of $66,200 of revenues earned in connection with renting out the parking facilities at the El Rancho Hotel property site which was previously owned by the Company, and $225,000 of fees earned under an interim entertainment management agreement with ITB.

                  GENERAL AND ADMINISTRATIVE expenses decreased $59,334 to $2,603,281 during the nine months ended July 31, 1997 as compared to $2,662,615 in the corresponding period in 1996. The majority of the decrease relates to a decrease in; (i) professional, legal and accounting costs which decreased $157,000 to $394,000 for the nine months ended July 31, 1997 as compared to $551,000 for the corresponding period in 1996, and; (ii) general and administrative costs relating to the El Rancho Property which decreased by $315,000 in the current period as compared to the corresponding period in 1996 due to the cessation of operations when the Property was sold on January 22, 1996. These decreases were offset by an increase of travel and entertainment costs of $529,000 to $746,000 for the nine months ended July 31, 1997 as compared to $217,000 for the corresponding period in 1996.

                  RESEARCH AND DEVELOPMENT expenses relate to the development of voice, video and data communication technology by the Company's EMC subsidiary, and were $850,268 for the nine months ended July 31, 1997. There were no such costs incurred in the corresponding period in 1996.

                  OTHER INCOME AND CHARGES - Other income and charges for the nine months ended July 31, 1997 consists of: (i) a $167,800 charge to reflect the estimated carrying value of the note receivable from Tee One Up (See "Notes Receivable"), (ii) $100,000 settlement agreement entered into with a third party (See "Legal Proceedings") and (iii) $165,000 to reflect the value of options granted to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999, as part of consideration for providing a $6,000,000 standby funding commitment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. The Company's current monthly operating cash requirements are approximately $200,000, composed of general and administrative expenses, salary and consulting fees and legal and professional fees. The Company is also responsible for managing and paying the operating costs of the Property, but is reimbursed by ITB on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $60,000 per month but may increase to a greater amount as the renovation of this property begins. In addition to the above, (i) the Company is evaluating funding $500,000 of general start up costs for its EMC projects, and may be required to fund additional amounts if the field tests prove successful, and (ii) if the Company elects to exercise its option to acquire the Fort Erie Race Track and elects to maintain current track operations, the track would operate at a projected annual cash flow deficit of approximately $3,200,000, excluding any cost saving measures that maybe implemented by the Company. The Company will advance funds to the Canadian Company prior to the exercise of the option, and as such, has entered into a credit facility to lend the Canadian Company up to$1,300,000. The loan, which will be due and payable on August 27, 1998 and will bear interest at a rate of 10% per annum, will be secured by a first security interest in the race track property. Subsequent to July 31, 1997, the Company has made $700,000 of advances under this credit facility. In addition, if the Company elects to exercise its option, it will engage an investment banking firm to raise up to $35 Million, for which it can give no assurance can be achieved, to develop over a twenty-four month period, the race track property into an entertainment destination that would supplement the introduction of video lottery gaming. The Company may also incur other consulting and professional fees in the development and financing of its business activities. During the nine months ended July 31, 1997, the Company made approximately $766,000 in advances and deposits to certain businesses, individuals or others to secure potential acquisitions or investments, and $850,268 for its EMC research and development costs. The Company is currently in the process of evaluating these potential acquisitions or investments for future development. The Company will continue to make deposits or advances as it deems necessary to secure potential investments or business acquisitions.

                  As of September 15, 1997, the Company had approximately $5,950,000 in cash and marketable securities and believes that its current cash and receivables will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $781,248 at September 15, 1997. However, these sources of cash may not be sufficient to enable the Company to fund the expansion and commencement of operations of its planned television programming, full deployment of its Electric Media Joint Ventures, or operating and developing the Fort Erie Race Track if the Company elects to exercise its option to acquire the race track. The Company may obtain such funds, if required, from a public offering or the issuance of additional debt. If a public offering or raising of debt is not successful, the Company will be required to seek other sources of funding. There can be no assurance such other funding will be available on terms satisfactory to the Company or at all.

                  Outstanding Notes Payable and Guarantees. As of July 31, 1997, the Company had outstanding $778,421 of notes and loans payable which are currently due and payable. The Company intends to repay the remaining outstanding notes, along with all accrued interest, during the current year from its current cash balances.

                  NOTES RECEIVABLE. In connection with the sale of the El Rancho, the Company received an 8% promissory note in the principal amount of $10,500,000, which was secured by a subordinated junior position in the deed of trust on the El Rancho Hotel and Casino Property. The Note Receivable, and accrued interest thereon of $1,100,000, were converted into 2,093,868 shares of restricted ITB common stock on May 22, 1997.

       As of July 31, 1997, the Company has outstanding two (2) separate notes receivable of $1,868,000 ($3,736,000 in total) from MPTV, Inc. arising from the sale of the Company's Lake Tropicana investment. The first note bears interest at a rate of 8% per annum, is payable monthly, and is secured by a fifth position in a deed of trust on the underlying time-share project. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval is sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. The joint venture has reorganized its debt position, and with such financing, is anticipated to have the funds to commence development and sale of the time share units. As a result of such reorganization, the Company's secured note receivable moved up to a second position. The Company has provided an allowance of $2,929,511 against these notes (including an allowance for imputed interest on the non-interest bearing note) as of July 31, 1997, for a net receivable of $806,489.

       The Company has made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 as of July 31, 1997 and October 31, 1996, respectively, for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of July 31, 1997, $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company's advances were secured by an interest in a escrow account (which was a balance of $300,000 as of September 15, 1997) and a $600,000 lien against the subject property. The Company expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has also been informed that the owners of the property have a tentative buyer for the hotel property, which would require the Company's lien be paid off before such a sale could be consummated. The Company has provided a $450,000 allowance against this advance, for a net investment of $415,928 and $462,606 as of July 31, 1997 and October 31, 1996, respectively.

                  The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. The loan is secured by the assets of Tee One Up. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. In March 1997, Tee One Up became delinquent in making its monthly payments. As of July ,1997, the principal balance due under this note receivable was $267,000, for which the Company has provided a $167,00 reserve to reflect the underlying value of the security interest, for a net receivable of $100,000.

                  On January 15, 1997, the Company, through it's wholly-owned Nevada subsidiary Casino-Co, made a secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan of 2,904,016 shares of common stock ITB. The loan to NPD and all accrued interest due, was repaid to the Company on June 22, 1997.

                           PART 11. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

                  The Company has been informed that certain former or current directors of International Thoroughbred Breeders Inc. ("ITB") have filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs are seeking, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further seek to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's continuing cash flow interest in the El Rancho Property. The Company has also been informed that a similar action has been filed in the Delaware Chancery Court by a stockholder of ITB. Although the Company's counsel has not yet fully investigated or evaluated these actions, the Company believes the claims are without merit, and intends to defend the actions vigorously.

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


                                             Date:    September 15, 1997
                                             ---------------------------

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