Form 10KSB
period 1997-10-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1998-02-17
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended October 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-21270

                      LAS VEGAS ENTERTAINMENT NETWORK, INC.
              (Exact name of small business issuer in its charter)

             DELAWARE                                      94-3123854
------------------------------------           -----------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                       1801 Century Park East, 23rd Floor
                          Los Angeles, California 90067
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (310) 551-0011

Securities registered pursuant to Section 12(b) of the Act:  None

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

           State issuer's revenues for its most recent fiscal year:  -0-

           The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,164,702 computed on the basis of the average bid and asked prices of the Common Stock of $0.18 per share as reported by NASDAQ on January 16, 1998.

          Number of common shares outstanding of the issuer's classes of Common Stock as of January 16, 1998: 34,898,349

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I


Item 1.   DESCRIPTION OF BUSINESS

General

Background and Business and Basis of Presentation

          Las Vegas Entertainment Network, Inc. ("LVEN" or the "Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company is also developing technology for the delivery of television and video programming, Internet access, and telephony to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries.

          The Company initially developed, produced and distributed television programming featuring entertainment in Las Vegas, Nevada. The Company changed its focus to the gaming industry in 1993 with the acquisition of the El Rancho Hotel and Casino in Las Vegas, Nevada (the "El Rancho" or the "Property") for $36,500,000. However, on January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders, Inc. ("ITB") for $43,500,000, consisting of cash, notes and assumption of debt. As part of the January 22, 1996 sale agreement with ITB (the "ITB Sales Agreement"), as subsequently amended, once the Property is opened and invested amounts have been recouped by ITB and the Company, which the Company can provide no assurance can be achieved, the Company will receive as additional consideration for entering into the ITB Sale Agreement a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of One Hundred Sixty Million Dollars ($160,000,000), but only after ITB and the Company first receive 100% of the adjusted cash flow until all invested amounts have been recouped. In addition, commencing with the development of the Property, the Company's Las Vegas Communications Corporation subsidiary ("LVCC") was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property, which if implemented, will provide for minimum annual fees of $800,000 plus additional commissions.

                   On May 22, 1997, LVEN converted the $10.5 Million receivable remaining from the sale of the El Rancho together with accrued interest thereon of $1.1 Million into 2,093,868 shares of restricted ITB common Stock. On May 22, 1997, LVEN and ITB also agreed, subject to approval of the Boards of Directors of both companies, that as soon as practicable, ITB would acquire LVEN's continuing interest in the adjusted cumulative cash flow (as defined) of the El Rancho (the "El Rancho Cash Flow Interest"), in consideration of which ITB would issue to LVEN that number of shares of ITB common stock equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing date. The shares are subject to certain restrictions as described below (see "Casino Operations, Investment in ITB"). On or about September 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs are seeking, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further seek to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest (See Legal Proceedings).

          The Company's current activities as discussed below include the development of certain casino and gaming operations and investments, and the development of certain media and entertainment technologies and properties.

Casino and Gaming Operations

The casino and gaming activities of the Company include (i)ownership of 2,093,868 shares of common stock of ITB received in exchange for the Company's $10.5 Million note due from ITB, (ii) managing the El Rancho site, including assisting ITB in developing construction and architectural plans for the renovation and expansion of the hotel and arranging for potential financing, equity or joint ventures to develop and renovate the Property, and (iii) ownership of an option to purchase an 80% interest in Nordic Gaming Corporation, a Canadian corporation ("Nordic"), that owns the Fort Erie Racetrack in Fort Erie, Ontario, Canada, and provision of a $1.3 Million line of credit to Nordic.

          Investment in ITB . On November 24, 1993, the Company acquired the El Rancho Hotel and Casino property in Las Vegas, Nevada. The Property was closed prior to its acquisition by the Company and has never been operated by the Company. On January 22, 1996, the Company sold the assets and liabilities of the El Rancho to ITB for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash; (ii) the issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 (the " A-Note") which A-Note was paid in full on March 15, 1996; (iii) the issuance of an 8% promissory note in the principal amount of $10,500,000 (the "B-Note") and (iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000. In addition, once the Property was developed, the Company was entitled to share in a percentage of the ongoing adjusted cumulative cash flow from the operation of the Property up to $160,000,000, as provided in the ITB Sale Agreement.

          On May 22, 1997, LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire LVEN's El Rancho Cash Flow Interest. In order to effect such transaction, ITB is required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. Both the Conversion shares and the Acquisition shares are subject to certain restrictions as described below. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend. On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs are seeking, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further seek to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest (See Legal Proceedings). In addition, no person may hold or acquire, directly or indirectly, beneficial ownership of more than 5% of the voting securities of ITB without the approval of the New Jersey Racing Commission. LVEN is in the process of obtaining this approval (See "Government Regulation").

                  ITB has also agreed that the $55 Million of financing provided to it by Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB") on May 22, 1997 the ("CSFB Loan") was arranged by LVEN's subsidiary, CasinoCo Corporation, as the "Alternative Financing" contemplated by, pursuant to, and in satisfactory of, the provisions of ITB Sale Agreement. ITB has informed the Company that it will begin the renovation and redevelopment of the El Rancho Property as a country-western themed destination resort to be known as "CountryLand. " However, it is not expected that funds from the CSFB financing will be sufficient to begin the construction and the renovation of the Property, and additional funding will be required. Any such additional funding would be subject to the execution of a definitive loan agreement between ITB and any potential lenders, which the Company can give no assurance will occur.

                   Prior to the funding of the CSFB Loan, ITB had announced that they had received a $100 Million funding proposal, the proceeds of which were to be used, in part, for the renovation and opening of the El Rancho. This proposed funding was not implemented. Prior to funding the CFSB Loan, ITB, under management of a different Board of Directors, had announced that it intended to develop the El Rancho as a multi-casino project with as many as six partners and a total cost of $1 Billion. ITB did not engage any partners for its "Starship Orion" theme development, and has now announced it may develop the Property under the more modest "CountryLand" theme.

                   As a condition precedent to the issuance of the Acquisition Shares for LVEN's Cash Flow Interest, LVEN is required to have received one or more valuation opinions from one or more investment banking firms satisfactory to LVEN respecting the fair market value of the El Rancho Cash Flow Interest. If LVEN is unsatisfied with the highest fair market value of the El Rancho Cash Flow Interest as established by the valuation opinions, then it shall have the right, within 180 days of the date thereof, to make a secured first mortgage loan to ITB, and ITB must then repay the CSFB Loan in full. If LVEN were to make such a loan to ITB, the loan would mature on the date that the CSFB Loan is scheduled to mature and would bear interest at the rate applicable to CSFB Loan, and LVEN would have the right to develop the property.

                  The Company has executed an irrevocable proxy in respect of the Conversion Shares, and has agreed to execute such an instrument in respect of the Acquisition Shares, in each case in favor of Mr. Nunzio P. DeSantis, Chairman of the Board of ITB, which proxies shall be irrevocable until the earlier of (I) the date on which the CSFB Loan and all of the other obligations of ITB owing to CSFB under the CFSB Loan have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally,
(iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joseph A. Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent. LVEN and ITB have agreed to enter into a registration rights agreement respecting the Conversion Shares and the Acquisition Shares and providing for demand rights, unlimited piggyback rights, and other customary provisions.

                  As provided in the ITB Sale Agreement,  if by October 25, 1996
(i) ITB had not closed on or received permanent financing and obtained the required lease commitments to develop the Property under the "Starship Orion" theme, and (ii) had not closed or received a firm commitment for alternative financing to develop the Property, and if the Company had arranged for the refinancing and also placed into an escrow account amounts sufficient to cover the financing and carrying costs of the Property for either a six month or year period (the "Option Period"), LVEN may either (i) appoint and authorize a reputable commercial real estate broker to sell the Property at an amount, after expenses, in excess of the underlying mortgage and invested amounts of both ITB and LVEN, or (ii) arrange on behalf of ITB, in conformity with prevailing financing terms and conditions for a major Las Vegas hotel/casino project, alternative financing of not less than fifty-five million dollars ($55,000,000). On October 25, 1996, LVEN advised that it was asserting its rights afforded during the Option Period by establishing the referenced escrow account. On October 28, 1996, ITB announced that LVEN had forfeited its rights under the ITB Sale Agreement because of the alleged failure to satisfy certain contractual preconditions and LVEN advised ITB that it strongly disputed and would vigorously contest ITB's stated position. On February 2, 1997, the Company and ITB announced that they had settled their disagreement. As described above, and with the assistance of the Company, ITB has announced its plans for the development of the Property as "CountryLand". If the Property is not so developed, or if the additional funding is not completed, the Company believes that it retains its rights as described above.

          Nordic Gaming (Fort Erie Racing Operations)

          During 1997, the Company was granted an option to acquire from Mr. Nunzio P. DeSantis, the Chief Operating Officer of ITB, his eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). The Company's Chairman of the Board, Mr. Joseph A. Corazzi, as a bonus for services rendered in negotiating the potential acquisition of the operations of Nordic, may be allocated a portion of the ownership as agreed to by Mr. DeSantis and LVEN's Board of Directors. The remaining 20% of Nordic is owned by Canadian citizens not affiliated with the Company. On August 23, 1997, Nordic acquired certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Ontario, Canada. The Fort Eric Racetrack currently offers live, as well as simulcast, thoroughbred horse racing. Additionally, the racetrack has been notified by the Ontario Lottery Corporation that it is eligible to receive 621 video lottery terminals ("VLTs") and may receive an additional 130 VLTs or more based upon performance. However, before any of these VLTs are received, the racetrack and the Provincial Government of Ontario, Canada have to come to an agreement as to the percentage of the net revenues from the VLTs that can be kept by the race track. Furthermore, the Company and Nordic would have to obtain the necessary gaming licenses.

          In consideration for receiving the option, which expires June 1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide Nordic a working capital line of credit as described below, and (iii) agreed to the issuance to Mr. Nunzio P. DeSantis of 1,000,000 shares of a new Series A Preferred Stock that entitles Mr. DeSantis to certain voting rights in a ratio of 20 votes for each share of preferred stock on matters of stock splits and certain other matters to be designated by the Board of Directors. In addition to the deposit above, the Company has expended $134,548 for financing and legal costs in connection with the proposed acquisition.

          The exercise price of the option, subject to further evaluation and appraisal, is (i) payable $1,000,000 cash at closing, and (ii) $2,600,000 payable in equal monthly installments of $100,000 commencing on the last date of the month on which the closing occurs, and (iii) upon exercise, the entire issuance of the Series A Preferred Stock shall be converted into that number of restricted shares of LVEN common stock equal to (i) the positive difference between (a) eighty percent (80%) of the fair value of the Fort Erie Racetrack as set forth in a fairness opinion prepared by an investment banking firm and (b) $3,600,000 divided by (c) the average closing price of LVEN Common Stock for the twenty trading days preceding the giving of the notice of exercise. However, it is the intention of LVEN to only exercise its option based upon its due diligence, a valuation of the ongoing operations of the property, the valuation of potential revenue from the addition of VLTs, and the availability of financing. If the Company does exercise its option to acquire the 80% interest in Nordic, of which there can be no assurance, and if it decides to maintain full racing operations, it would be responsible for maintaining operations at the track through the end of the 1998 racing season which is currently projected at a cash flow deficit of approximately $2,000,000 for a seventy five day racing schedule, excluding any additional revenues that may be generated by the introduction of the VLTs.

          As of October 31, 1997, the Company had advanced $1,046,548, to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. Subsequent to October 31, 1997, the Company advanced an additional $200,000 to Nordic. The Company will use its best efforts to engage an investment banking firm to raise up to $35 Million (which the Company can give no assurance will be achieved), in order to develop the Fort Erie Racetrack property over a twenty-four month period into an entertainment destination that would supplement any introduction of video lottery or other gaming activities. The Company has subsequently notified Nordic that it will not furnish additional advances under the line.

                  Other - The Company is actively seeking other investments and acquisitions in the communications, gaming and lodging industries, and currently has several projects under consideration, subject to further due-diligence and analysis. These investments may include acquiring interests in communication companies, casinos, hotels or other ancillary businesses in the gaming industry. The Company can give no assurance that any of these contemplated transactions will close or occur as the successful closing of any of the contemplated transactions is subject to many variable factors, a significant number of which are outside the control of the Company.

Governmental Regulation
-----------------------

                  The ownership and operation of race track operations and casino gaming facilities in Nevada, New Jersey and Ontario Canada are subject to the laws of each State or Province and the regulations promulgated thereunder and to licensing and regulatory control by the respective gaming authorities. The laws, regulations and supervisory procedures of the gaming authorities are based upon declarations of public policy which are concerned with, among other things, (i) the character of persons having any direct or indirect involvement with gaming, (ii) application of appropriate accounting practices and procedures, (iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal fiscal affairs and the safeguarding of assets and revenues, (iv) record keeping and reporting to the gaming authorities, (v) fair operation of games, and (vi) the raising of revenues through taxation and licensing fees. Pursuant to various inquiries the Company and certain officers have provided information to various states and to Canada in connection with their inquiry into the financing, business transactions and financial reporting.

                  ITB's operations through certain of its subsidiaries at Garden State Park and Freehold Raceway in New Jersey are subject to regulation by the New Jersey Racing Commission (the "Racing Commission" ) under the Racing Act of 1940, as amended and supplemented (the "Racing Act") and the rules and regulations of the Racing Commission, and by the New Jersey Casino Control Commission (the "CCC"). Under the Racing Act, no person may hold or acquire, directly or indirectly, beneficial ownership of more than 5% of the voting securities of ITB without the approval of the Racing Commission. The issuance by ITB to the Company of 2,093,868 shares of ITB's Common Stock required Racing Commission approval as it exceeded the 5% threshold ( See "Casino and Gaming Operations, ITB" for a description of such stock issuance transaction). In reliance on prior management of ITB, neither ITB nor LVEN sought the prior approval of the Racing Commission for the issuance of the shares to LVEN and accordingly, both are in violation of the Racing Act.

          Because ITB simulcasts certain thoroughbred racing events to Atlantic City casinos, ITB, among other things, is required to be approved and licensed by the CCC as a non-gaming related casino service industry. Certain of ITB's employees and its directors and significant stockholders, including LVEN, are also required to be approved by the CCC.

          The Company, or its subsidiaries, and ITB intend to apply for the necessary governmental licenses, permits and approvals for the ownership and operation of a casino and race track facilities. However, there can be no assurances that any licenses, permits or approvals that may be required will be given or that once received, they will not be suspended or revoked.

Media,  Entertainment and Communications

                  The Company is active in the development of media related opportunities, and is developing technology for the delivery of television and video programming, Internet access, and telephony to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. It is the current intention of the Company to develop programming and technology that will respond to the new business opportunities resulting from the current evolution of electronic program delivery systems. The Company has also obtained a management contract to manage all aspects of the entertainment activities at the proposed "CountryLand" Hotel and Casino, and will seek to manage entertainment activities at other Las Vegas hotels, casinos, and venues.

Television and Video Programming

                  Revolutionary changes in program delivery, including fiber optic cabling which will enable telephone and utility companies to become television programming providers, direct broadcast satellite services, the Internet and world wide web, and the expansion of foreign television channels and markets have created an unprecedented demand for programming. The Company intends specifically to act upon this increased need for programming by creating and packaging new program services and developing distribution strategies based upon current industry dynamics and trends. To accomplish these objectives, the Company has assembled a group of executives with vast experience in program origination, production, and distribution operation and technologies.

                  It is the Company's intention to develop and provide programing to a targeted group of these emerging electronic delivery systems that will be unique in its scope and content. The majority of the Company's proposed program channels may be dedicated to pay-per-view programming featuring primarily new video movie releases. The Company intends to design a unique scheduling and channel design for pay-per-view service that may approach desired "video on demand" ("VOD") status for the most popular movie titles. The ability to offer a selection of top video titles on almost a VOD basis is a feature greatly valued in the electronic delivery industry due to resulting higher buy-rates which translate directly into increased revenues. In addition to developing its near-VOD pay-per-view program service, the Company may package existing program channels and distribution, currently in the early stages of development, together with channels it may create independently or in partnership with others.

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

Live Entertainment Management

                  In connection with the sale of the El Rancho, and once the project has been developed, completed and opened either under the "CountryLand" theme or another theme, the Company's LVCC subsidiary has the exclusive right to manage all aspects of the El Rancho's entertainment activities. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides and other non-gaming attractions of any kind or nature at the property site, (ii) arranging all advertising for all of the Property's advertising needs, and (iii) managing all other entertainment venues at the Property. The term of the agreement is for ten
(10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVCC shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement, if implemented, which the Company can give no assurance will occur, provides the Company with an annual fee of $800,000 subject to annual increases. LVCC will also receive an additional (i) twenty-five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent.

Electronic Media Delivery

                  The Company has formed a new subsidiary, Electric Media Company Inc. ("EMC"), which is developing technology, that if successful, of which the Company can give no assurance , will allow delivery of video voice and/or data communications over electric power lines or other forms of transmission including cable, telephone and microwave. EMC is 75% owned by the Company and 25% owned by Mr. Nunzio DeSantis, Chairman of the Board of ITB.

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

The second agreement calls for the development of a communications network in Guatemala and Central America for the provision of telephone, video, voice and/or data communications. Field testing of this technology will occur during 1998. In accordance with the joint venture agreement, if EMC proceeds, it will deliver to the joint venture partner/developer; (i) up to $500,000 for general start up and market costs, (ii) 500,000 restricted shares of LVEN common stock upon successful completion of the field test and demonstration of its economic viability, (iii) monthly renumeration of $15,000 upon successful completion of the field test and demonstration of its economic viability, (iv) an additional 500,000 restricted shares of LVEN common stock for each 150,000 telephones installed, up to a maximum of 2,500,000 shares, and (v) 20% of the net profits once EMC has recouped all its costs, plus a return of 6% thereon. The Company intends to engage an investment banking firm to raise $15 million, for which it can give no assurance can be achieved, for the full implementation of this project.

To date, the company has expended $1,031,247 in developing this technology. Such amounts have been reflected as research and development costs for year ended October 31, 1997.

Competition.
------------
                  Competition in the areas of television programming and live entertainment is intense and the Company will face intense competition in all areas of its media and entertainment operations. The Company's television programming will compete not only against other television entertainment sources, such as existing cable channels, but also against other television programming in general and other forms of leisure time entertainment, such as videocassette, radio and live entertainment. The Company will compete with major companies in the television industry as well as with numerous smaller companies for the services of performing artists and other creative and technical personnel and creative material. The Company's programming will compete with other first run programming, network reruns and programs produced by local television stations. The Company will face competition from companies that have been acquiring, producing and distributing programs for several years, and many of these companies have greater financial resources than those of the Company.

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

Employees
---------
                  The Company currently has 2 officers and 5 other full-time secretarial and administrative employees involved in corporate administration, accounting and marketing and development. The Company also employs various employees and consultants for gaming, communications, financing, architectural and security and maintenance matters who are engaged to work on either a consulting or part-time basis. If the Company develops its television programming and live entertainment as described above, it intends to employ 5 additional full-time employees, and up to seven persons on a part time basis. Additional personnel will be hired as needed, or on a project by project basis. If the Company exercises its option to acquire Nordic Gaming, it would additionally employ approximately 15 full employees, and 100 part time employees that are employed over the racing season. None of the Company's current employees are represented by unions, and the Company believes that its employee relations are good.

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

Item 3.   LEGAL PROCEEDINGS

                  On or about September 10, 1997, two actions were filed in the Delaware Court of Chancery, each of which named the Company and its Chairman as a defendant. The first such action, captioned Robert J. Quigley, Frank A. Leo and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zapalla, Joseph A. Corazzi, Las Vegas Entertainment Network, Inc. and International thoroughbred Breeders, Inc., C.A. No. 15919-NC, ("Quigley") is a derivative suit brought by two former directors of ITB and an investment trust which alleges, among other things, that certain ITB directors have breached their fiduciary duties to ITB. The Quigley complaint seeks: (i) a declaratory judgment that (a) the share of ITB's common stock held by NPD may not be voted at any stockholders' meeting; (b) all actions taken by the current board of ITB are null and void; and (c) certain purported "super-majority" voting provisions in ITB's By-laws remain in full force and effect, and (ii) rescission of certain actions taken by ITB's Board, including but not limited to certain contractual rights or entitlements that involve the Company.

                  Specifically, with respect to the Company, the Quigley Complaint alleges that the Company and its Chairman were part of a concerted effort to divert the stock and assets of ITB to the Company, its Chairman and Messrs. DeSantis and Coelho, and seeks to (i) rescind the issuance of 2,093,868 shares of ITB stock to the Company, (ii) invalidate certain rights presently existing in favor of the Company relative to the El Rancho Cash Flow Interest, and (iii) rescind certain agreements entered into between or among the Company, ITB and/or CSFB in connection with CSFB's refinancing of the El Rancho project.

                  On November 7, 1997, the Company filed an Answer to the Quigley Complaint, in which the Company denied the substantive claims asserted against or with respect to the Company. Discovery in the Quigley action is ongoing. The Company believes that the claims against it are without merit and is vigorously defending itself in this action.

     The second action, captioned James Rekulak v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Las Vegas Entertainment Network, Inc., Joseph A. Corazzi and International Thoroughbred Breeders, Inc., C.A. No. 15920-NC ("Rekulak") is a derivative suit which repeats the allegations in the Quigley Complaint verbatim and seeks the identical relief. The Company is taking the same positions with regards to the Rekulak action as it is taking with respect to the Quigley action.

                  The Company and its Chairman are named as defendants in an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of ITB, captioned Robert William Green v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR) ("Green"), in the United States District Court for the District of New Jersey. The Green complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of ITB, have diluted Green's interest in ITB through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD, which, subject to regulatory approval, grants Green the right to purchase approximately 50% of the shares of ITB's common stock held by NPD. The Company believes that the claims against it are without merit and intends to vigorously defend itself.

                   In all of the above actions, the Company is contemplating several alternatives to settling all outstanding litigation as it relates to the transactions with ITB.

          On October 18, 1996, an unaffiliated third party filed a complaint against the company in California Superior Court, County of Los Angeles, seeking damages of $1,800,000, plus attorney fees, for breach of contract, breach of implied contract, and certain damages the individual claims are due him under terms of a 1992 retainer agreement. This case was settled for $100,000 during fiscal 1997. Additionally, the Company has commenced action against the owners of Patmor Broadcasting relating to an option to acquire a radio station in Las Vegas, and intends to aggressively pursue the Company's position that it still has a valid option to purchase the radio station.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the last quarter of the year ended October 31, 1997.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has been traded on NASDAQ Stock Market since February 20, 1992 under the symbol LVEN. The following table shows the range of high and low bid quotations reported by NASDAQ in each fiscal quarter from November 1, 1995 to October 31, 1997.

                                        High       Low
                                        ----       ---
Fiscal 1996
Quarter ended January 31, 1996         $1.25       $0.50
Quarter ended April 30, 1996           $0.84       $0.46
Quarter ended July 31, 1996            $0.75       $0.37
Quarter ended October 31, 1996         $0.43       $0.21

Fiscal 1996
Quarter ended January 31, 1997         $0.56       $0.18
Quarter ended April 30, 1997           $0.81       $0.37
Quarter ended July 31, 1997            $0.59       $0.25
Quarter ended October 31, 1997         $0.40       $0.21

         The number of record holders of Common Stock as of January 16, 1998 was approximately 795. On January 16, 1998, the high and low bid asked prices for the Common Stock were $0.18 and $0.18 respectively.

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

Results of Operations
---------------------

Year Ended October 31, 1997 Compared to Year Ended October 31, 1996

         Revenues for the year ended October 31, 1996 consisted of $225,000 of fees earned under an interim entertainment management agreement with ITB and $66,200 earned in connection with renting out the parking facilities while the Company owned the El Rancho. The Company did not recognize any revenues during the year ended October 31, 1997. The Company had previously reported revenues of $225,000 for the nine months ended July 31, 1997 relating to fees earned under the interim management agreement with ITB, but ITB has disputed that these fees are due. As a result, the Company provided a reserve for the previously recorded amount as of October 31, 1997.

         Programming costs, which relate to write-downs made to the Company's television programming library to reflect management's estimate of its net realizable value, decreased $625,061 to $180,000 during the year ended October 31, 1997 as compared to $805,061 in the corresponding period in 1996.

         Research and Development expenses relate to the development of voice, video and data communication technology by the Company's EMC subsidiary, and were $1,031,247 for the year ended October 31, 1997. There were no such costs incurred in the corresponding period in 1996.

         Loss on Investments for the year ended October 31, 1997 consists of; a $167,800 charge to reflect the estimated carrying value of the note receivable from Tee One Up; a $805,061 charge to reflect the estimated carrying value of the Lake Tropicanna notes receivable, and a $417,356 charge to reflect the estimated carrying value of the note receivable from Malbec (See "Notes Receivable").

         General and Administrative expenses increased $816,476 to $4,019,368 during the year ended October 31, 1997 as compared to $3,202,893 in the corresponding period in 1996. The increase relates to an increase of; (i) legal and professional fees of $168,000 to $798,000 for the year ended October 31, 1997 as compared to $629,000 for the corresponding period in 1996, which related mostly to the payment of a $150,000 investment banking fee, and; (ii) an increase in travel and entertainment costs of $800,000 to $1,046,000 for the year ended October 31, 1997 as compared to $246,000 for the corresponding period in 1996. The majority of the increase related to costs incurred by the Company for the use of charter aircraft. Certain of these aircraft costs were incurred in connection with developing its EMC project which did not exist in 1996. These increases were offset by a decrease in wages and salary costs of $304,000 to $1,396,000 for the year ended October 31, 1997 as compared to $246,000 for the corresponding period in 1996. Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

         Other Income and Charges for the year ended October 31, 1997 consists of a $165,000 charge to reflect the value of options granted to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999, as part of consideration for providing a $6,000,000 standby funding commitment; $100,000 settlement agreement entered into with a third party (See "Legal Proceedings"); $75,000 reserve for management fees earned in prior years under the Company's management agreement with ITB, and; $45,784 loss on the sale and disposal of certain fixed assets.

         Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $67,297 to $428,053 for the year ended October 31, 1997 as compared to $495,350 for the corresponding period in 1996. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the year ended October 31, 1997 as compared to the corresponding period in 1996. Interest expense and finance costs decreased $347,573 to $189,508 for the year ended October 31, 1997 as compared to $537,081 for the corresponding period in 1996. Finance costs, which consisted of loan fees and stand-by financing fees, decreased $221,729 to $110,000 for the year ended October 31, 1997 as compared to $331,729 the corresponding period in 1996. Interest expense decreased $125,844 to $79,508 for the year ended October 31, 1997 as compared to $205,352 for the corresponding period in 1996. The decrease in interest expense is consistent with the decrease in the average indebtedness outstanding during the year ended October 31, 1997 as compared to the corresponding period in 1996.

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995

         Revenues for the year ended October 31, 1996 increased by $85,228 to $291,200 as compared to $205,972 for the corresponding period in 1995. Revenues for the year ended October 31, 1996 consisted of $225,000 of fees earned under an interim entertainment management agreement with ITB (such agreement did not exist in 1995), and $66,000 earned in connection with renting out the parking facilities while the Company owned the El Rancho property. Revenues for year ended October 31, 1995 consisted of $151,000 earned in connection with renting out the parking facilities at the El Rancho Hotel property site and approximately $54,000 in fees earned from miscellaneous program sources.

         Programming costs, which relate to write-downs made to the Company's television programming library to reflect management's estimate of its net realizable value, increased $82,561 to $805,061 during the year ended October 31, 1996 as compared to $722,500 in the corresponding period in 1995.

         Loss on Investments for the year ending October 31, 1996 is a valuation allowance of $450,000 relating to advances made to Malbec, Inc. an unaffiliated third party, in connection with the development of certain hotel properties in Miami Beach, Fla.

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

         Other Income and Charges for the year ending October 31, 1996 is; $625,000 which represents cash and the value of 800,000 restricted shares of the Company's Common Stock and 167,000 shares of Common Stock of Satellite Networks Inc. paid in connection with settling claims arising from arranging certain financing in connection with the initial acquisition of the El Rancho Property site; $295,000 related to an adjustment to reflect the value of certain shares of common stock previously issued for services and; $150,000 issued in settlement of an outstanding loan and stock purchase agreement.

         Reserve on disposal of El Rancho Hotel and Casino. On January 22 , 1996, the Company sold the assets and certain liabilities of the El Rancho to Orion Casino Corporation for consideration of $43,500,000 of cash, notes and assumption of existing indebtedness. The Company previously reflected the effects of the above transaction and provided an allowance of $9,000,000 as of October 31, 1995. This allowance was reduced by $576,677 during the year ended October 31, 1996 to reflect the actual settlement of all charges, relating mainly to $611,000 of escrow funds that were returned to the Company upon ITB's settlement of the certain refinance obligations.

Liquidity and Capital Resources

         The Company has experienced operating losses since its inception. For the fiscal years ended October 31, 1997 and 1996, the Company experienced net losses of $6,752,405 and $4,740,459, respectively. The Company anticipates that it will continue to experience losses as it continues working on its development plans, including the development of a technology for the delivery of television and video programming, Internet access, and telephony. Even after the Company's development plans are completed, there can be no assurance that the Company will be profitable. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings.

          Cash Requirements The Company's current monthly operating cash requirements are approximately $250,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. The Company is also responsible for managing and paying the operating costs of the Property, but is reimbursed by ITB on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $30,000 per month but may increase to a greater amount if renovation of this property begins. In addition to the above, (i) the Company is evaluating funding $500,000 of general start up costs for its EMC projects, and may be required to fund additional amounts if the field tests prove successful, and (ii) if the Company elects to exercise its option to acquire Nordic Gaming and elects to maintain current track operations the at Fort Erie Racetrack, the track would operate at a projected annual cash flow deficit of approximately $2,000,000, excluding any cost saving measures that maybe implemented by the Company. As of October 31, 1997, the Company had advanced $1,046,548 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. Subsequent to October 31, 1997, the Company made $200,000 of additional advances under this credit facility. If the Company exercises its option, the Company will use its best efforts to engage an investment banking firm to raise up to $35 Million (which the Company can give no assurance will be achieved) in order to develop the Fort Erie Racetrack property over a twenty-four month period into an entertainment destination that would supplement any introduction of video lottery or other gaming activities.

         As of January 16, 1998, the Company had approximately $2,300,000 in cash and marketable securities and believes that its current cash and receivables, including the expected repayment of all advances made to Nordic Gaming by August 1998, will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $781,248 at January 16, 1998. However, Nordic currently does not have the current source of cash to repay its obligations to LVEN, and any repayment of this advance would have to come from future operations, or from additional financing Nordic may obtain. The Company may, if necessary to meet its cash requirements over the next 12 months, liquidate certain of its investments, including its current and potential future holdings of shares of ITB common stock. The Company may require additional capital to acquire the 80% interest in Nordic Gaming Corporation and to develop the technology to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. In addition, the Company does not currently meet the new listing standards for maintenance of the Company's securities on Nasdaq's SmallCap Market, which new standards become effective in late February 1998. Although the Company intends to seek to comply with the new maintenance criteria for continued listing, if the Company should be unable to meet these criteria, it is possible that its securities could be de-listed from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors.

Notes Receivable. As of October 31, 1997, the Company has the following outstanding notes receivable;

         As of October 31, 1997, the Company had advanced $1,0460,548 to Nordic Gaming Corporation pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. Subsequent to October 31, 1997, the Company has made an additional $200,000 of advances under this credit facility.

         As of October 31, 1997, the Company has provided to Nordic Gaming Corporation a $600,000 certificate of deposit as collateral for an irrevocable letter of credit in favor of an aircraft leasing company. The certificate of deposit shall be returned to the Company upon the earlier of; (i) receipt of any permanent financing relating to the Fort Erie Racetrack, (ii) any other capital infusion of $1,000,000 or more, or (iii) at the expiration of the aircraft leasing agreement which expires in September 2004. In the event of default or other foreclosure, the entire amount of the cash collateral shall be deemed to have been loaned to Nordic Gaming upon the terms and conditions of the existing credit facility with them, and secured by the assets of the Fort Erie Racetrack.

         As of October 31, 1997, the Company provided a certificate of deposit of $778,000 as security for a letter of credit issued on behalf of Stan Irwin Enterprises, Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. The Company may also use the plane up to twenty five hours per year. The certificate of deposit at all times remains the property of the Company and will earn interest to the benefit of the Company. At the end of two years from the date of purchase, Stan Irwin Enterprises, Inc. has the obligation of returning the aircraft to the seller and receive the fair market value price. It is anticipated that the certificate of deposit and all accrued interest ($11,894 at October 31, 1997) will be returned to the Company at that time.

     The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. The loan was secured by the assets of Tee One Up. Principal and interest at a rate of 17% per annum are payable in monthly installments of $14,832 until maturity, November 1, 1998. In March 1997, Tee One Up became delinquent in making its monthly payments. As of October 31, 1997 the principal balance due under this note receivable was $267,000, for which the Company has fully reserved.

         As of October 31, 1997, the Company has outstanding two (2) separate notes receivable of $1,868,000 ($3,736,000 in total) from MPTV, Inc. arising from the sale of the Company's Lake Tropicana investment. The first note bears interest at a rate of 8% per annum, is payable monthly, and is secured by a fifth position in a deed of trust on the underlying time-share project. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval is sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other. The joint venture had previously announced that it had reorganized its debt position, and with such financing, was anticipated to have the funds to commence development and sale of the time share units. However, as of October 31, 1997, as there has been no significant development of the time share project the Company provided an additional reserve of $806,489 to fully reserve the remaining receivable from MPTV.

         On January 15, 1997, the Company made a 90-day secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert Brennan of 2,904,016 shares of the common stock of International Thoroughbred Breeders, At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The loan to NPD and all accrued interest due, was repaid to the Company on June 22, 1997.

         As of October 31, 1997, the Company has made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of October 31, 1997, $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company's advances were secured by an interest in a escrow account (which was a balance of $300,000 as of October 31, 1997) and a $600,000 lien against the subject property. The Company expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. The Company has also been informed that the owners of the property have a tentative buyer for the hotel property, which would require the Company's lien be paid off before such a sale could be consummated. During the year, the Company has provided a $812,606 allowance against this advance, for a net investment of $100,000 as of October 31, 1997.


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

 Name                 Age                             Position

 Joseph A. Corazzi    48       Chairman of the Board, President,Chief Executive
                               Officer and Director of the Company
 Carl A. Sambus       47       Chief Financial Officer, Chief Operating Officer
                               Secretary, Treasurer and Director of the Company
 Paul Whitford        56       Director of the Company.

         Joseph A. Corazzi has been an executive officer and director of the Company since October 1990 and of LVCC since May 1994. He has extensive experience in shaping and translating media and entertainment into business opportunities, In 1974, he founded a communications company, which became one of the first suppliers of hotel/motel satellite video entertainment, using master antenna TV systems and satellite earth station technology. Mr. Corazzi pioneered the first installation of 24 hour satellite television entertainment for hotel customers. Mr. Corazzi also owned and operated cable television and pay television systems throughout the southwest. In 1985, Mr. Corazzi created Country Music Television ("CMT"), the first all-country, all-music video programming service. Mr. Corazzi graduated from the University of New Mexico and completed course work for his master's degree in communications at the University of Wisconsin, Madison. Mr. Corazzi is also President of Communication Associates, a wholly-owned company by Mr. Corazzi that provides services to the Company and various other entertainment, communication and gaming companies.

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





                                            SUMMARY COMPENSATION TABLE

                       ANNUAL COMPENSATION                                       LONG TERM COMPENSATION(2)
    Name and                                             Other Annual             Awards       Payouts   All
    Principal Position      Year    Salary(1)    Bonus  Compensation                                    Other
    ------------------      ----    ---------    -----  ------------                                    -----
                                                                      Restricted  Optional      LTIP       (3)
                                                                       Stock      ($SARs(#)    Payouts ($)
                                                                       -----      ---------    -----------


Joseph A. Corazzi, CEO       1997   $550,000     -0-       -0-       $520,000    4,000,000       -    $124,000
President and Chairman(5)
                             1996   $550,000     -0-       -0-          -0-        -0-          -0-   $124,000

                             1995   $500,000     -0-       -0-          -0-        -0-          -0-   $115,000



Carl A. Sambus, CEO,         1997  $101,000     -0-        -0-            -0-      -0-         -0-       -0-
 Chief Financial Officer
 and Secretary               1996   $96,667      -0-       -0-            -0-      -0-         -0-        -0-

                             1995   $80,000      -0-       -0-            -0-      -0-         -0-        -0-



Ken Scholl, (6)              1997   $120,000     -0-      -0-            -0-      -0-         -0-        -0-
 President, Casino-Co
                             1996   $120,000     -0-      -0-            -0-      -0-         -0-        -0-

                             1995   $120,000      0-      -0-            -0-      -0-         -0-        -0-


All executive officers
 as a group (3 Persons)      1997    $770,0000   -0-      -0-         $520,000    4,000,000    -0-     $124,000

                             1996    $766,667    -0-      -0-           -0-        -0-         -0-     $124,000

                             1995    $700,000    -0-      -0-           -0-        -0-         -0-     $115,000

    The Company paid to Mr. Paul Whitford, director fees of $36,500 and $13,500 during the years ended October 31, 1997 and 1996, respectively. The company issued 200,000 shares of its Common Stock, valued at $125,000, to James Sargent, a former director of its CountryLand Properties Inc. subsidiary, for consulting fees during the year ended October 31, 1996. There were no other directors fees paid during the years ended October 31, 1997 or 1996.

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

    (3) Represents amount accrued on Mr. Corazzi's retirement plan which entitles him to an annual retirement benefit starting with the calendar month after his retirement or termination, equal to fifty percent of his average annual Company salary and bonus received in the twenty-four
         (24) month period prior to his termination (the retirement plan becomes effective once Mr. Corazzi has been employed 10 years, including any time pre-dating these agreements.

     (4) Does not include options to purchase 1,500,000 shares, which options were canceled in fiscal 1995.

     (5) Whereas Mr. Corazzi is non-exclusive to the Company, some renumeration was paid to Mr. Corazzi's wholly -owned corporation in return for that corporation providing Mr. Corazzi's services to the Company.

      (6) Mr. Scholl resigned as President of Casino-Co effective May, 1997.

    The following table contains information concerning the grant of stock options and employment related warrants to the named executive officers:

                                      Percentage of
                                      Total Options
                                      Granted to
                         Options      Employees in  Exercise       Expiration
Name                     Granted      Fiscal Year   Price          Date

Options Granted in Fiscal 1997

Joseph Corazzi           4,000,000*      100%    $1 per share   Sept. 30, 2002



Options Granted in Fiscal 1996
None

* These options are not part of the Company's stock option plan

    The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of October 31, 1997 by the named executive officers:

Options Exercises and Year-end Value Table




                                                           Value of Unexercised
                                  Number of Unexercised    In-the-Money Options
              Shares               Options & Warrants       at October 31, 1997
              Acquired          ----------------------------  ----------------
                On      Value    Exercisable   Non-exercisable   Exercisable(2)
Name          Exercise  Realized(1)

Joseph Corazzi    -0-    -0-      4,130,000       -0 -               - 0-
Carl Sambus       -0-    -0-        250,000       -0 -                -0-
--------------------------------------------------------
(1) Market Value at time of exercise less exercise price.

(2) The average of the closing bid and ask prices of the Common Stock at October 31, 1997 was $.23 Value equals the difference between market value and exercise price.

    On March 1, 1995, the Company and its LVCC subsidiary entered into two (2) separate five-year employment agreements with Joseph Corazzi, the Chairman of the Board of the Company, which provided for an annual aggregate salary of $550,000. During 1995, Mr. Corazzi assigned these agreements to his wholly-owned corporation. During 1996, Mr. Corazzi was paid at various times for his accrued compensation and furnished with a form 1099. During calender year 1997, Mr. Corazzi's current compensation was reported on a form W-2. On October
1, 1997, the Company and Mr. Corazzi terminated these agreements and replaced them with (2) separate non-exclusive agreements with Mr. Corazzi which also provide for an annual aggregate salary of $550,000. The term of the agreement ends on September 30, 2002, provided, however, that if the Company fails to notify Mr. Corazzi in writing by October 1, 2001 if its desire to have this agreement expire at the end of its initial term, the agreement shall automatically extend for another term ending on the sixth anniversary of the date upon which Mr. Corazzi received written notification of the Company's election to terminate the agreement. The employment agreements are subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitle Mr. Corazzi to participate in any employee benefit plans which may be offered in the future, such as group life, health, hospitalization and life insurance. Under the agreements, Mr. Corazzi's employment terminates upon death or disability and may be terminated by the Company for "cause," which is defined as the willful failure to perform duties, malfeasance, commission of a felony, gross negligence, or breach of the employee's covenant not to compete or maintain confidential certain information. Termination by the Company for any other reason entitles the employee to receive his salary for the remaining term of the agreements.

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

    The Company has an employment agreement with Mr. Sambus that expires providing for an annual salary of $125,000. The agreement with Mr. Sambus was renewed until February 8, 1998, and may be renewed by mutual agreement of the parties for successive terms of one year.

    The Company has no pension or other plans pursuant to which cash or non-cash compensation was paid or distributed during the fiscal years ended October 31, 1997 or 1996 other than as described above for Mr. Corazzi.

     On March 1, 1995, Mr. Corazzi was issued options to purchase 4,000,000 shares of common stock of CountryLand Properties Inc. which are transferrable to any new subsidiary formed to operate the gaming assets of the Company, including Casino-Co. The 4,000,000 CountryLand Properties Inc. warrants are fully transferable and convertible into options to purchase LVEN Common Stock at $1.00 per share. On October 1, 1997 the Company canceled this option and granted to Mr. Corazzi an option to purchase up to 4,000,000 shares of the presently authorized but unissued shares of the Company's common stock at $1.00 per share, subject to adjustment that may result in future changes in the Company's outstanding common or other stock, that will preserve the benefit to Mr. Corazzi. These shares are not issuable in connection with the Stock Option Plan described below. These shares are not issuable in connection with the "Stock Option Plan" described below.

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

          Compensation due Joseph A. Corazzi amounting to $ 518,134 and $406,222 has been accrued as of October 31, 1997 and 1996, respectively. The Company has also accrued $363,000 and $239,000 for amounts due Mr. Corazzi under his retirement plan which is reflected as accrued officers benefits as of October 31, 1997 and 1996. The Company paid and reimbursed Mr. Corazzi $438,488 and $730,177 for accrued and current Compensation during the years ended October 31, 1997 and 1996, respectively. Such sums were due Mr. Corazzi from inception of the Company to October 31, 1997. Subsequent to year end, the Company paid to Mr. Corazzi $432,000 of the remaining amounts due him.

         Ken Scholl, former President of the Company's Casino-Co subsidiary, was named a director of ITB on January 15, 1997.

         The Company paid to Mr. Paul Whitford, director fees of $36,500 and $13,500 during the years ended October 31, 1997 and 1996, respectively. . The company issued 200,000 shares of its Common Stock, valued at $125,000, to James Sargent, a former director of its CountryLand Properties Inc. subsidiary, for consulting fees during the year ended October 31, 1996. There were no other directors fees paid during the years ended October 31, 1997 or 1996.

         Mr. Joseph Zapalla, currently a director of ITB, was paid a consulting fee by the Company of $100,000 during the year ended October 31, 1997 for services rendered in connection with the development of the Company's EMC Project.

         The Company provided a certificate of deposit of $778,000 as security for a letter of credit issued on behalf of Stan Irwin Enterprises, Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. Stan Irwin Enterprises is owned by Mr. Stan Irwin, a former director of the Company's LVCC subsidiary, an a current consultant to the Company.

         The Company entered into a series of transactions, at a price no more favorable than any other arms length transactions, with several companies that were directly owned or controlled by Mr. Nunzio DeSantis or his family members. Mr. Nunzio DeSantis is the chairman of the Board of International Thoroughbred Breeders Inc. Those transactions included;

         On December 11,1996, Mr. Nunzio DeSantis, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property.

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

         On May 22, 1997, LVEN converted the $10.5 Million note receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire LVEN's El Rancho Cash Flow Interest. In order to effect such transaction, ITB is required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. The Company has executed an irrevocable proxy in respect of the Conversion Shares, and has agreed to execute such an instrument in respect of the Acquisition Shares, in each case in favor of Mr. Nunzio P. DeSantis, Chairman of the Board of ITB, which proxies shall be irrevocable until the earlier of (i) the date on which the CSFB Loan and all of the other obligations of ITB owing to CSFB under the CFSB Loan have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joseph A. Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent.

         On June 30, 1997, the Company was granted an option to acquire from Mr. Nunzio P. DeSantis, the Chief Operating Officer of ITB, his Eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). The Company's Chairman of the Board, Mr. Joseph A. Corazzi, as a bonus for services rendered in negotiating the potential acquisition of the operations of Nordic may be allocated a portion of the ownership as agreed to by Mr. DeSantis and LVEN's Board of Directors. The remaining 20% of Nordic is owned by Canadian citizens not affiliated with the Company. In consideration for receiving the option, which expires June 1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide Nordic a working capital line of credit (see below) and (iii) agreed to the issuance to Mr. Nunzio P. DeSantis of 1,000,000 shares of a new Series A Preferred Stock that entitles Mr. DeSantis to certain voting rights in a ratio of 20 votes for each share of stock on matters of stock splits and certain other matters as designated by the Board of Directors. The exercise price of the option, subject to further evaluation and appraisal is payable (I) $1,000,000 cash at closing, (ii) $2,600,000 payable in equal monthly installments of $100,000 commencing on the last date of the month on which the closing occurs, and (iii) the entire issuance of the Series A Preferred Stock shall be converted into that number of restricted shares of LVEN common stock equal to (i) the positive difference between (a) eighty percent (80%) of the fair value of the Fort Erie Racetrack as set forth in a fairness opinion prepared by an investment banking firm and (b) $3,600,000 divided by (ii) the average closing price of LVEN Common Stock for the twenty trading days proceeding the giving of the notice of exercise.

         As of October 31, 1997, the Company had advanced $1,046,548 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. Subsequent to October 31, 1997, the Company has made an additional $200,000 of advances under this credit facility. In addition to the line of credit, the Company has also provided a certificate of deposit as security for a certain aircraft leasing arrangement.

         Mr. Joseph A. Corazzi and Mr. Nunzio P. DeSantis are the sole stockholders of D&C Gaming Corporation. On July 1, 1997, ITB purchased an exclusive option to acquire certain leasehold interests relating to two New Mexico racetracks, the Downs at Albuquerque and Farmington Racetrack from D&C for a non-refundable deposit of $600,000 which is to be credited towards the purchase price. In the event that ITB exercises its option, the purchase price would be determined by an independent appraiser.

         During the year ended October 31, 1997, the Company; (i) advanced $931,247 to its 75% owned EMC subsidiary in developing this project. Mr. Nunzio DeSantis owns 25% of the stock of EMC (ii) paid Mr. Nunzio DeSantis, or his designated companies, $110,000 in standby loan fees, and (iii) paid $351,000 to companies owned or controlled by Mr. DeSantis or his family members for actual charter aircraft costs.

     During the year ended October 31, 1997, ITB reimbursed Autolend Group Inc.(a company whose Chairman, CEO, and principal shareholder is Nunzio DeSantis) for $150,000 it paid to Communication Associates Inc. for investment banking services in connection with the location a potential financing source for ITB (Communication Associates Inc. is a wholly-owned company of Mr. Joseph
A. Corazzi)

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

             3.1  Certificate of Incorporation(1)
             3.2  Bylaws(1)
             3.3  Amendment to Certificate of Incorporation(5)
             3.4  Adopted Amendment to Certificate of Incorporation  regarding preferred stock(9)
             3.5  Designation Statement-Series A Preferred-Filed
                   as Exhibit 10.38

        4.   Instruments Defining the Rights of Security Holders

             4.1  Form of Amended Warrant Agreement(5)
             4.2  Form of Amended Unit Purchase Option(5)
             4.3  Form of Amended Stock Escrow Agreement(2)

        10.  Material Contracts

             10.1       Compensatory Plan for Directors and Officers, with
                         schedule of details(1)
             10.2       Employment Agreement with Stan Irwin(1)
             10.4       Employment Agreement with Carl A. Sambus(1)
             10.11      1993 Stock Option Plan(7)
             10.12      Stock Compensation Plan(7)
             10.13      Employment Agreement with Joseph A. Corazzi(7)
             10.15 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.
                        (formerly Exhibit 4.4)(1)
             10.16      Finders Agreement with Anker Bank(9)
             10.17 Joint Venture Agreement between the Registrant, through Pacific DNS, Inc. and
                        Consolidated Resort Enterprises, Inc.(9)
             10.18 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.
                        (formerly Exhibit 4.4)(1)
             10.19       Settlement  Agreement with Winner's  Entertainment,
                         Inc.(9)
             10.20 Loan Agreements between the Company and BP Group, Ltd.--$375,000 loan(9)
             10.21 Loan Agreements between the Company and BP Group, Ltd.--$1,150,000 loan(9)
             10.22       Loan  Agreements between LVEN and Duneden, Ltd.(9)
             10.23 Agreement for Purchase and Sale of Joint Venture \ between Pacific DNS, Inc. (a wholly owned subsidiary of the Company), MPTV, Inc. and Consolidated Resort Enterprises,
                        Inc.(9)
             10.24      Securities Purchase Agreement dated as of January 22,
                         1996 between the Company,CountryLand Properties, Inc. and SunAmerica Life Insurance Co, with exhibits(10)
             10.25      Subordination Agreement dated as of January 22, 1996
                          between the Company, CountryLand Properties,
                         International Thoroughbred Breeders, Inc., Orion Casino

                        Corporation and SunAmerica Life Insurance Company(10)
             10.26 Assignment and Assumption Agreement between CountryLand Properties, Inc. and Orion Casino Corporation and acknowledged and agreed to by SunAmerica Life Insurance Company(10)
             10.27 Loan Agreement between NPD and Casino-Co Corporation dated January 15, 1997 with related Secured Promissory Note, and Security Agreement, and Pledge Agreement.(11)
             10.28      Guaranty of Nunzio DeSantis in favor of Casino-Co.(11)
             10.29      Option of NPD, in favor of Casino-Co Corporation.(11)
             10.30      Loan Agreement between LVEN and Malbec Inc. dated
                          March 20, 1996 with related Secured Promissory Note and Security Agreement. (12)
             10.31      Loan Agreement between Pacific DNS and Tee One Up Inc.
                         dated September 4, 1996 with related Secured
                         Promissory Note and Security Agreement. (12)
             10.32      Joint Venture Agreement between Electronic Media Inc.,
                         Texas Information Development
                        Commission and William Luke Stewart. (12)
             10.33      Nordic Gaming Option Agreement dated June 30, 1997. (13)
             10.34      Loan Agreement between Nordic Gaming and LVEN dated
                         August 27, 1997 with related Secured Promissory Note, and Security Agreement, and Pledge Agreement. (13)
             10.35      Employment Agreements between LVEN and LVCC with
                         Joseph A. Corazzi.(13)
             10.36      Joint Venture Agreement dated June 6, 1997 between
                         Electronic Media Company-Nevada and Russ Gerstein. (13)
             10.37      Joint Venture Agreement dated June 6, 1997 between
                         Electronic Media Company-Nevada,
                        Russ Gerstein, Carlos Lima and Juan Martinez. (13)
             10.38      Certificate of Designation of Preferred Stock. (13)
             10.39      Tri-Party Agreement dated May 23, 1997 between LVEN and
                          International Thoroughbred Breeders Inc. and Credit
                         Suisse First Boston Mortgage Capital.(13)
             10.40      Bi-Party Agreement dated May 23, 1997 between LVEN and
                          International Thoroughbred Breeders Inc.(13)
             10.41      Option Agreement between LVEN and Nunzio DeSantis for
                          1,500,000 shares of LVEN common stock.(13)
             10.42      Option Agreement between LVEN and Joseph A. Corazzi
                         for 4,000,000 shares of LVEN common stock .(13)
             10.43       Financial Statements of Fort Erie Racetrack(13)

        21.  Subsidiaries(10)


(1) Filed with original filing of the Registration Statement on Form S-1, File No. 33-39047 (the "1992 S-1)
(2)     Filed with Amendment No. 3 to the 1992 S-1
(3)     Filed with Amendment No. 4 to the 1992 S-1
(4)     Filed with amendment No. 5 to the 1992 S-1
(5)     Filed with Amendment No. 6 to the 1992 S-1
(6) Incorporated by reference to the Company's annual Report on Form 10-KSB for the year ended October 31, 1992
(7)     Filed with Post Effective Amendment No. 1 to the 1992 S-1, filed on
          Form SB-2
(8) Filed with Registration Statement on Form S-1, File No. 33-72980, filed on December 15, 1993
(9)     Incorporated by reference to the Company's Annual Report on Form 10-KS for the year ended October 31, 1994
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.
(11)    Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1997.
(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996
(13)    Filed herewith

                                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 1997.


                     LAS VEGAS ENTERTAINMENT NETWORK, INC.




                              \s\ Joseph A. Corazzi
                                Joseph A. Corazzi
                                    Chairman


   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 1998.


Signature


\s\ Joseph A. Corazzi                   Chairman of the Board, President, Chief
Joseph A. Corazzi           Executive Officer and Director (principal executive
                                                      officer)



\s\ Carl A. Sambus          Executive Vice President, Chief Financial Officer,
Carl A. Sambus                 Secretary and Director (principal accounting and
                                                 financial officer)

                                           INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors............................................F-1


Consolidated Balance Sheets as of October 31, 1997 and
     October 31, 1996 ....................................................F-2

Consolidated Statements of Operations for the
     Years  Ended October 31, 1997 and 1996 ..............................F-3

Consolidated Statement of Stockholders' Equity for the Years Ended
     October 31, 1997 and 1996............................................F-4


Consolidated Statements of Cash Flows for the
     Years Ended October 31, 1997 and 1996 ...............................F-5


Notes to Consolidated Financial Statements................................F-6

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Las Vegas Entertainment Network, Inc.

We have audited the accompanying consolidated balance sheets of Las Vegas Entertainment Network, Inc. and Subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Las Vegas Entertainment Network, Inc. and Subsidiaries as of October 31, 1997 and 1996 and the consolidated results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.




                            HOLLANDER, GILBERT & CO.



Los Angeles, California
January 14, 1998



                LAS VEGAS ENTERTAINMENT NETWORK AND SUSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      YEARS ENDED OCTOBER 31, 1997 AND 1996



                                                       1997           1996
                                                       ----           ----


                                     ASSETS
 CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                     $  2,399,491    $ 10,385,292
   TRADING SECURITIES                               1,087,890
                                                 ------------    ------------

       TOTAL CURRENT ASSETS                         3,487,381      10,385,292

  INVESTMENT IN & ADVANCES TO INTERNATIONAL
   THOROUGHBRED BREEDERS INC. - Note 2              3,604,564       6,161,706

  INVESTMENT IN AND ADVANCES TO NORDIC
     GAMING - Note 3                                1,047,548

  OTHER INVESTMENTS & ADVANCES - Note 4               100,000         762,606

  NOTES RECEIVABLE, LAKE TROPICANA - Note 5             --            806,489

  PROGRAMMING AND FILM COSTS,  Net of
     Amortization                                       --            180,000

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $192,509 (1997) and $180,981 (1996)         141,536          171,397

    DEPOSITS AND OTHER - Note 6                    1,389,893           10,770
                                                 ------------    ------------

                                                 $  9,770,922    $ 18,478,260
                                                 ============    ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $    452,138       $ 144,650
    NOTES PAYABLE - Note 7                            775,753       1,056,444
    ACCRUED INTEREST PAYABLE                          154,354         102,346
    ACCRUED OFFICER'S SALARY - Note 12                482,884         406,622
                                                 ------------    ------------

       TOTAL CURRENT LIABILITIES                    1,865,129       1,710,062

   ACCRUED OFFICER'S BENEFITS - Note 12               363,000         239,000

 COMMITMENTS AND CONTINGENCIES - Note 12

  STOCKHOLDERS' EQUITY - Note 8
    PREFERRED STOCK - SERIES A, AUTHORIZED
     30,000,000 SHARES, $.001 PAR VALUE;
     ISSUED AND OUTSTANDING -  1,000,000
     SHARES (1997) AND NONE (1996)                      1,000
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING - 34,898,349 SHARES                   34,895         34,895
    ADDITIONAL PAID-IN CAPITAL                     47,445,080     47,280,080
    LONG TERM INVESTMENT RESERVE                   (2,400,000)
    DEFICIT                                       (37,538,182)   (30,785,777)
                                                 ------------   ------------

     TOTAL STOCKHOLDERS' EQUITY                     7,542,793      16,529,198
                                                 ------------    ------------

                                                  $ 9,770,922    $ 18,478,260
                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED OCTOBER 31, 1997 AND 1996




                                              1997           1996
                                              ----           ----

 REVENUES                                 $        -      $   291,200
                                         ------------    -------------

 COSTS AND EXPENSES
     Research & Development - Note 9       1,031,246                -
     Loss on Investments - Note 10         1,390,217          450,000
     Programming                             180,000          805,061
     General & Administrative              4,019,368        3,202,893
                                         ------------    -------------

   TOTAL COSTS AND EXPENSES                6,620,831        4,457,954
                                         ------------    -------------

  LOSS BEFORE OTHER
        INCOME AND (CHARGES)              (6,620,831)      (4,166,754)

 OTHER INCOME AND (CHARGES):
        Interest Income                      428,053          495,350
        Gain on Trading Securities            15,666                -
        Other Charges - Note 11             (385,785)      (1,108,651)
        Interest and Finance Costs          (189,508)        (537,081)
                                         ------------    -------------

 TOTAL OTHER INCOME AND (CHARGES)           (131,574)      (1,150,382)
                                         ------------    -------------
  LOSS BEFORE GAIN ON
    ASSETS HELD FOR SALE                  (6,752,405)      (5,317,136)

  GAIN ON DISPOSAL OF ASSETS HELD
   FOR SALE                                        -          576,677
                                         ------------    -------------


 NET LOSS                                $(6,752,405)     $(4,740,459)
                                         ============    =============



 WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING              34,898,349       33,238,660
                                         ============    =============

 LOSS PER SHARE OF COMMON STOCK              $ (0.19)         $ (0.14)
                                         ============    =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LAS VEGAS ENTERTAINMENT NETWORKS INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                      YEARS ENDED OCTOBER 31, 1997 AND 1996








                                                                                                 Unrealized
                                          PREFERRED SHARES     COMMON SHARES                     Loss
                                          ----------------     -------------       Additional     On
                                          Number              Number                Paid-in    Long-Term
                                        Of Shares    Amount  of Shares    Amount    Capital    Investment     Deficit     Total
                                        ---------    ------  ---------    ------    -------    ----------     -------     -----


BALANCE - NOVEMBER 1, 1995                       $        28,506,816  $  28,503 $44,166,137             $ (26,045,318)  $18,149,322

Issuance of Common Stock for Services                      2,752,588      2,753   1,366,382                               1,369,135
Sales of Common Stock                                      3,034,294      3,034   1,239,466                               1,242,500
Conversion of Debt                                           604,651        605     251,895                                 252,500
Issuance of Warrants                                                                256,200                                 256,200
Net Loss, Year Ended October 31, 1996                                                                      (4,740,459)   (4,740,459)
                                      ---------  -----    ----------     ------  ---------- -----------   ------------  ------------


BALANCE - October 31, 1996                                34,898,349     34,895  47,280,080               (30,785,777)   16,529,198

Issuance of Options- Note 8                                                        165,000                                  165,000
Issuance of Preferred Stock - Note 8  1,000,000   1,000                                                                       1,000
Market value adjustment to ITB Stock                                                         (2,400,000)                 (2,400,000)
Net Loss, Year Ended October 31, 1997                                                                      (6,752,405)   (6,752,405)
                                      ---------  -----    ----------     ------  ---------- -----------   ------------  ------------

BALANCE - October 31, 1997            1,000,000  $1,000   34,898,349  $  34,895  $47,445,080 $(2,400,000) $(37,538,182)  $7,542,793
                                      =========  =======  ==========  =========  ===========   =========   ============  ===========







 The accompanying notes are an integral part of these consolidated financial statements.


             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

                     YEARS ENDED OCTOBER 31, 1997 AND 1996


                                                        1997               1996
                                                        ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $(6,752,404)     $(4,740,459)
Gain from Assets Held for Sale                                         (576,677)
Gain from Marketable Securities                        (87,890)
Loss on Investments                                  1,390,216
Depreciation                                            73,887          102,611
Issuance of Options and Warrants                       165,000          256,200
Amortization of Program Inventory                      180,000          805,061
Adjustments to reconcile net loss to net
 cash used in operating activities:
   (Increase) Decrease in;
     Program Inventory                                       -        (180,000)
     Other Assets                                       10,770
    Increase (Decrease)in;
     Accounts Payable                                  307,486        (493,979)
     Interest Payable                                   52,008        (200,489)
     Accrued Officer's Salaries                         76,262         (56,117)
     Accrued Officer's Benefits                        124,000
                                                    ----------     -----------
CASH USED IN OPERATING ACTIVITIES                   (4,460,665)     (5,083,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Trading Securities                                (1,000,000)
  Advances to Nordic Gaming                         (1,046,548)
  Advances from ITB                                    157,142        (261,706)
  Investments & Advances - Other                        78,879        (719,606)
  Advances for Airplane Deposits                    (1,389,893)
  Acquisition of Property and  Equipment               (44,025)        (13,588)
  Sale of El Rancho and Capitalized Costs                           35,371,987
  Issuance of Notes and Loans Receivable                           (12,400,000)
  Collections on Notes and Loans Receivable                          6,500,000
                                                    ----------     -----------

CASH  PROVIDED BY (USED IN) INVESTING ACTIVITIES    (3,244,445)     28,477,087

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Notes Payable                                            850,000
  Repayment of  Notes Payable                         (280,691)     (3,156,524)
  Issuance and Sales of Common Stock                                 2,604,135
  Repayment of Loans and Interest Payable -
     El Rancho                                                     (14,094,895)
                                                     ----------     -----------

 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (280,691)    (13,797,284)

INCREASE (DECREASE) IN CASH                         (7,985,801)      9,595,954

CASH BALANCE - BEGINNING                            10,385,292         789,338
                                                    ----------     -----------

CASH BALANCE - ENDING                              $ 2,399,491    $ 10,385,292
                                                    ==========      ===========


NON-CASH TRANSACTIONS
 Conversion of Note Receivable to
  Investment in Common Stock of ITB                 $5,900,000
 Valuation reserve on ITB Stock                     $2,400,000
 Issuance of Preferred Stock for Option
  to acquire Nordic Gaming                             $ 1,000
 Conversion of Notes Payable and Accrued
  Interest to Equity                                                 $260,000
 Accrued Interest and Fees - El Rancho                               $695,832

CASH PAID FOR
 Interest                                                            $405,847

           The accompanying notes are an integral part of these
                       consolidated financial statements.



                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Background and Business and Basis of Presentation - Las Vegas Entertainment Network, Inc. ("LVEN" or "the Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company is also developing technology for the delivery of television and video programming, Internet access, and telephony to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries.

         Significant Operating Losses - The Company has experienced operating losses since its inception. For the fiscal years ended October 31, 1997 and 1996, the Company experienced net losses of $6,752,405 and $4,740,459, respectively. The Company anticipates that it will continue to experience losses as it continues working on its development plans, including the development of a technology for the delivery of television and video programming, Internet access, and telephony. Even after the Company's development plans are completed, there can be no assurance that the Company will be profitable.

         Significant Capital Requirements - The Company's capital requirements have been and will continue to be significant. At October 31, 1997, the Company had cash and cash equivalents of $3,487,381. The Company may require additional capital to acquire the 80% interest in Nordic Gaming Corporation and to develop the technology to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. In addition, the Company does not currently meet the new listing standards for maintenance of the Company's securities on Nasdaq's SmallCap Market, which new standards become effective in late February 1998. Although the Company intends to seek to comply with the new maintenance criteria for continued listing, if the Company should be unable to meet these criteria, it is possible that its securities could be de-listed from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors.

          Principles of Consolidation -The accompanying financial statements include the accounts of Las Vegas Entertainment Network Inc. (LVEN), and its wholly-owned subsidiaries; Las Vegas Communications Corp. ("LVCC"), Casino-Co Inc., CountryLand Properties Inc. and Pacific DNS, Inc; and its majority owned subsidiaries; Satellite Networks Inc. and Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

         Marketable Securities - Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable securities classified as available for sale, which consists mostly of the Company's investment in the common stock of International Thoroughbred Breeders Inc. (see Note 2) are reported at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of stockholder's equity. A decline in the market value of the security below cost that is deemed to be other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

         Programming and film costs- Programming and film costs include all the acquisition, production and exploitation costs incurred in the development of the Company's television and video programming, and are stated at the lower of unamortized cost or estimated net realizable value. Such costs are amortized in the proportion that revenue recognized during the year for each program or film bears to estimated total revenue to be received from all sources in accordance with the individual film forecast method. Estimated total revenues and costs are reviewed on a periodic basis and, when necessary, unamortized program and film costs are written down to net realizable value based upon this assessment.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Property and Equipment - Property and equipment are stated at cost. Depreciation is provided primarily on a straight line basis over the estimated useful lives of the related assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's un- discounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss, if any, by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected cash flows.

         Revenues - Revenues are recognized when earned, and consist of fees earned under the Company's interim entertainment management agreement, and fees earned from renting out the parking facilities at the El Rancho Property site that was formerly owned by the Company.

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

         Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

         Concentrations of Credit Risk - As of October 31, 1997, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, which are mostly comprised of over night repurchase agreements with high credit quality financial institutions, and marketable securities, which consist of mutual fund investments with major financial institutions. The amount of cash and cash equivalents on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At October 31, 1997, the Company had approximately $3,540,000 on deposit in two institutions that was subject to such risk. The Company has also made certain advances to Companies where the company believes it has obtained sufficient underlying collateral.

         Fair Value of Financial Instruments - The fair value of the Company's cash and cash equivalents, marketable securities, accounts payable and accrued expenses approximate their carrying value due to the relative short maturities of these instruments. The fair value of the investments and advances made by the Company approximate the fair value due to the stated interest rate and the collateral supporting such advances. The fair value of the notes payable approximate the fair value of the instruments due to the stated interest rates on such notes.

         Accounting for Stock Based Compensation - Prior to November 1, 1996, the Company accounted for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1997 and future years as if the fair value based method described in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS)" No. 128, "Earnings Per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS No. 128 during the fiscal year ended 1998, and anticipates that it will not have a material impact on previously reported loss per share.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Had the Company adopted SFAS No. 130 during the year ended October 31, 1997, the Statement of Comprehensive Income would be:

        Net loss for the year ending October 31, 1997              $(6,752,405)
        Other Comprehensive loss, Unrealized loss on investment     (2,400,000)
                                                                   ------------
         Comprehensive loss, October 31, 1997                      $(9,152,405)
                                                                   ===========

         In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires the disclosure of business segments of the Company. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company expects to adopt SFAS No. 131 during the fiscal year ended 1998 and anticipates that it will not have any impact on the Company's segment disclosure.

         Re-classifications - Certain 1996 amounts have been re-classified to conform with the 1997 financial statement presentation.

2.       INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED
         BREEDERS INC.

          Investments in and advances to ITB consist of the following as of October 31, 1997 and 1996:

                                               1997                1996
                                               ----               ----
         (A)      Note Receivable, ITB         -                $5,900,000
         (A)      Investment in ITB Stock    $5,900,000                 -
                   Less Valuation to Market  (2,400,000)                -
                                             -----------        ----------
                                              3,500,000          5,900,000
         (B)      Advances to ITB               104,564            261,706
                                             -----------        -----------
                                              $3,604,564        $6,161,706
                                             ===========         ===========

     (A) On January 22, 1996, the Company sold the assets and liabilities of the El Rancho Hotel and Casino (the "El Rancho" or the "Property") to International Thoroughbred Breeders Inc.("ITB") for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash;
          (ii) the issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 the ("A-Note") which A-Note was paid in full on March 15, 1996; (iii) the issuance of an 8% promissory note in the principal amount of $10,500,000 (the "B-Note") and (iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000. In addition, once the Property was developed, the Company was entitled to share in a percentage of the ongoing adjusted cumulative cash flow from the operation of the Property up to $160,000,000, as provided in the ITB Sale Agreement (the "El Rancho Cash Flow Interest").

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          On May 22, 1997, LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares of ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire LVEN's El Rancho Cash Flow Interest. In order to effect such transaction, ITB is required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow
          Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. Both the Conversion shares and the Acquisition shares are subject to certain restrictions as described below. Management in the future may consider distributing all or a portion of these shares to the shareholders of the Company as a dividend. In accordance with certain regulatory and gaming commissions, no person may hold or acquire, directly or indirectly, beneficial ownership of more than 5% of the voting securities of ITB without the approval of the New Jersey Racing Commission. LVEN is in the process of obtaining this approval.

          On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs are seeking, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further seek to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest (see Note 12).

          ITB has also agreed that the $55 Million of financing provided to it by Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB") on May 22, 1997 the ("CSFB Loan") was arranged by LVEN's subsidiary, CasinoCo Corporation, as the "Alternative Financing" contemplated by, pursuant to, and in satisfactory of, the provisions of ITB Sale Agreement. ITB has informed the Company that it will begin the renovation and redevelopment of the El Rancho Property as a country-western themed destination resort to be known as "CountryLand". However, it is not expected that funds from the CSFB financing will be sufficient to begin the construction and the renovation of the Property, and additional funding will be required. Any such additional funding would be subject to the execution of a definitive loan agreement between ITB and any potential lenders, which the Company can give no assurance will occur.

          As a condition precedent to the issuance of the Acquisition Shares for LVEN's Cash Flow Interest, LVEN is required to have received one or more valuation opinions from one or more investment banking firms satisfactory to LVEN respecting the fair market value of the El Rancho Cash Flow Interest. If LVEN is unsatisfied with the highest fair market value of the El Rancho Cash Flow Interest as established by the valuation opinions, then it shall have the right, within 180 days of the date thereof, to make a secured first mortgage loan to ITB, and ITB must then repay the CSFB Loan in full. If LVEN were to make such a loan to ITB, the loan would mature on the date that the CSFB Loan is scheduled to mature and would bear interest at the rate applicable to CSFB Loan, and LVEN would have the right to develop the property.

          The Company has executed an irrevocable proxy in respect of the Conversion Shares, and has agreed to execute such an instrument in respect of the Acquisition Shares, in each case in favor of Mr. Nunzio
          P. DeSantis, Chairman of the Board of ITB, which proxies shall be irrevocable until the earlier of (i) the date on which the CSFB Loan and all of the other obligations of ITB owing to CSFB under the CFSB Loan have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joseph A. Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent. LVEN and ITB have agreed to enter into a registration rights agreement

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          respecting the Conversion Shares and the Acquisition Shares and providing for demand rights, unlimited piggyback rights, and other customary provisions.

          As provided in the ITB Sale Agreement, if by October 25, 1996 (i) ITB had not closed on or received permanent financing and obtained the required lease commitments to develop the Property under the "Starship Orion" theme, and (ii) had not closed or received a firm commitment for alternative financing to develop the Property , and if the Company had arranged for the refinancing and also placed into an escrow account amounts sufficient to cover the financing and carrying costs of the Property for either a six month or year period (the "Option Period"), LVEN may either (i) appoint and authorize a reputable commercial real estate broker to sell the Property at an amount, after expenses, in excess of the underlying mortgage and invested amounts of both ITB and LVEN, or (ii) arrange on behalf of ITB, in conformity with prevailing financing terms and conditions for a major Las Vegas hotel/casino project, alternative financing of not less than fifty-five million dollars ($55,000,000). On October 25, 1996, LVEN advised that it was asserting its rights afforded during the Option Period by establishing the referenced escrow account. On October 28, 1996, ITB announced that LVEN had forfeited its rights under the ITB Sale Agreement because of the alleged failure to satisfy certain contractual preconditions and LVEN advised ITB that it strongly disputed and would vigorously contest ITB's stated position. On February 2, 1997, the Company and ITB announced that they had settled their disagreement. As described above, and with the assistance of the Company, ITB has announced its plans for the development of the Property as "CountryLand". If the Property is not so developed, or if the additional funding is not completed, the Company believes that it retains its rights as described above.

(B) Advances to ITB Inc. represent amounts currently due LVEN for monthly property management fees, and for the reimbursement for certain operational and financing advances made for the El Rancho Property.

3.     INVESTMENTS AND ADVANCES TO NORDIC GAMING CORPORATION

          Investments and advances to Nordic Gaming Corporation consist of the following as of October 31, 1997:


       (A)        Purchase Option and related Costs              $    1,000
       (B)        Advances under line of credit Agreement         1,046,548
                                                                -----------

                                                                 $1,047,548
                                                                ===========

     (A) During 1997, the Company was granted an option to acquire from Mr. Nunzio P. DeSantis, the Chief Operating Officer of ITB, his eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). The Company's Chairman of the Board, Mr. Joseph A. Corazzi, as a bonus for services rendered in negotiating the potential acquisition of the operations of Nordic, may be allocated a portion of the ownership as agreed to by Mr. DeSantis and LVEN's Board of Directors. The remaining 20% of Nordic is owned by Canadian citizens not affiliated with the Company. On August 23, 1997, Nordic acquired certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Ontario, Canada. Fort Eric Racetrack currently offers live, as well as simulcast, thoroughbred horse racing. Additionally, the racetrack has been notified by the Ontario Lottery Corporation that it is eligible to receive 621 video lottery terminals ("VLTs") and may receive an additional 130 VLTs or more based upon performance. However, before any of these VLTs are received, the racetrack and the Provincial Government of Ontario, Canada have to come to an agreement as to the percentage of the net revenues from the VLTs that can be kept by the race track. Furthermore, the Company and Nordic would have to obtain the necessary gaming licenses.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In consideration for receiving the option, which expires June 1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide Nordic a working capital line of credit (see below) and (iii) agreed to the issuance to Mr. Nunzio P. DeSantis of 1,000,000 shares of a new Series A Preferred Stock that entitles Mr. DeSantis to certain voting rights in a ratio of 20 votes for each share of preferred stock on matters of stock splits and certain other matters to be designated by the Board of Directors. The shares of been valued at the aggregate par value of $1,000. In addition to the deposit above, the Company has expended $134,548 for financing and legal costs in connection with the proposed acquisition (these costs are included as advances under the line of credit discussed in "B"below).

         The exercise price of the option, subject to further evaluation and appraisal is payable (i) $1,000,000 cash at closing, (ii) $2,600,000 payable in equal monthly installments of $100,000 commencing on the last date of the month on which the closing occurs, and (iii) upon exercise, the entire issuance of the Series A Preferred Stock shall be converted into that number of restricted shares of LVEN common stock equal to the positive difference between (a) eighty percent (80%) of the fair value of the Fort Erie Racetrack as set forth in a fairness opinion prepared by an investment banking firm and (b) $3,600,000 divided by (c) the average closing price of LVEN Common Stock for the twenty trading days proceeding the giving of the notice of exercise. However, it is the intention of LVEN to only exercise its option based upon its due diligence, a valuation of the ongoing operations of the property, the valuation of potential revenue from the addition of video lottery terminals, and the availability of financing. If the Company does exercise its option to acquire the 80% interest in Nordic, of which there can be no assurance, and if it decides to maintain full racing operations, it would be responsible for maintaining operations at the track through the end of the 1998 racing season which is currently projected at a cash flow deficit of approximately $2,000,000 for a seventy five day racing schedule, excluding any additional revenues that may be generated by the introduction of the VLTs.

     (B) As of October 31, 1997, the Company had advanced $1,046,548 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, and are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. Subsequent to October 31, 1997, the Company has made an additional $200,000 of advances under this credit facility. The Company has notified Nordic that it will not fund any additional advances. In addition to the line of credit, the Company has also provided to Nordic a certificate of deposit for a certain leasing arrangement (see Note 6)

4.     OTHER INVESTMENTS AND ADVANCES

          Other Investments and advances consist of the following as of October 31, 1997 and 1996:

                                      1997           1996
                                      ----           ----

       (A)        Malbec, Inc.       $ 100,000    $ 462,606
       (B)        Tee One Up, Inc                   300,000
                                     ---------    ---------

                                     $100,000     $ 762,606
                                     ========     =========

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          (A) The Company made accumulated advances to Malbec, Inc., an unaffiliated company, of $959,284 and $912,606 as of October 31, 1997 and October 31, 1996, respectively, for the purpose of developing and operating a hotel project in Miami Beach, Florida. $46,678 of such advances have been returned to the Company as of October 31, 1997. The advances accrue interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt to develop this property. The Company's advances were secured by an interest in an escrow account (which had a balance of $300,000 as of October 31, 1997) and a $600,000 lien against the subject property. The Company expects the escrow account to be liquidated with the net amounts, after payment of all expenses, to be returned to the Company. For the years ended October 31, 1997 and 1996, the Company provided allowances of $812,606 and $450,000, respectively, against this advance, for a net investment of $100,000 and $462,606 as of October 31, 1997 and 1996,
          respectively.

(B) The Company loaned $300,000 to Tee One Up, Inc., an unaffiliated company developing television footage of actual golf "hole in ones" at selected golf courses. The loan was secured by the assets of Tee One Up. Principal and interest at a rate of 17% per annum was to be paid in monthly installments of $14,832 until maturity, November 1, 1998. In March 1997, Tee One Up became delinquent in making its monthly payments and no further payments have been received since then. As of October 31, 1997, the principal balance due under this note was $267,000 for which the Company has provided a reserve of the same amount.

5.     NOTES  RECEIVABLE - LAKE TROPICANA

          Notes receivable - Lake Tropicana consist of the following as of October 31, 1997 and 1996;

                                                1997          1996
                                                ----          ----

         Lake Tropicana                       $3,736,000   $3,736,000
         Less allowances for valuation
           and imputed interest                3,736,000    2,929,511
                                             -----------    ---------
                                              $        -   $  806,489
                                             ===========    ==========


       As of October 31, 1997 and 1996, Notes Receivable - Lake Tropicana represent two (2) separate notes payable to the Company of $1,868,000 each from a venture that owns a 184 unit apartment complex in Las Vegas, Nevada. The complex is being converted into vacation interval ownership (time-share) project. The venture has been attempting to develop the project since 1994. The first note payable to the Company bears interest at a rate of 8% per annum, payable monthly, and is secured by a fifth position in a deed of trust. The first interest payment is due one month after the borrower has completed certain refinancing currently in process. The second note is unsecured and non-interest bearing. Principal payments for both notes will be at a rate of $205 ($410 for both notes) as each time-share interval sold until August 1, 1998, when any remaining outstanding principal is due in full. The notes contain a cross-default provision so that a default under one note shall also be deemed a default on the other.

       During the year ended October 31, 1997, the venture had reorganized its debt position, and with such refinancing, had hoped it would to have the funds to necessary to commence development and sale of the time share units. However, as of October 31, 1997 such refinancing did not result in any significant progress in the conversion of the property into its intended use as a vacation interval ownership site. Accordingly, the Company reflected a charge of $806,489 during the year ended October 31, 1997 to fully reserve the remaining receivable.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       6.  DEPOSITS AND OTHER

          Deposits and other consist of the following as of October 31, 1997 and 1996;

                                                           1997          1996

       (A)  Deposit on Nordic Gaming Aircraft Lease      $ 600,000     $    -
       (B)  Deposit on Stan Irwin Enterprises Aircraft
                Purchase                                   789,893          -
            Other                                                       10,770
                                                           --------    --------
                                                         $1,389,893    $10,770
                                                          =========    ========


     (A) The Company has provided to Nordic Gaming Corporation a $600,000 certificate of deposit as collateral for an irrevocable letter of credit in favor of an aircraft leasing company. The certificate of deposit shall be returned to the Company upon the earlier of; (i) receipt of any permanent financing relating to the Fort Erie Race Track, (ii) any other capital infusion of $1,000,000 or more, or (iii) at the expiration of the aircraft leasing agreement which expires in September 2004. In the event of default or other foreclosure, the entire amount of the cash collateral shall be deemed to have been loaned to Nordic Gaming upon the terms and conditions of the existing credit facility with them, and secured by the assets of the Fort Erie Racetrack (see Note 3).

     (B) The Company provided a certificate of deposit of $778,000 as security to a bank for a term loan of $778,000 that was obtained by Stan Irwin Enterprises Inc. on July 16, 1997 that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. The Company may also use the plane up to twenty five hours per year at cost of approximately $1,200 hour. The certificate of deposit at all times remains the property of the Company and will earn interest to the benefit of the Company. At the end of two years from the date of purchase, Stan Irwin Enterprises has the option of returning the aircraft to the seller and receive the fair market value price. It is anticipated that the certificate of deposit and all accrued interest ($11,894 at October 31, 1997) will be returned to the Company at that time.

       7.  NOTES  PAYABLE

          Notes payable consist of the following as of October 31, 1997 and 1996;

                                             1997               1996

          Convertible Bridge Loans       $ 775,753           $ 1,050,249
          Other                                -                   6,195
                                         ---------           -----------

            Total                       $  775,753            $1,056,444
                                        ==========            ==========

          Convertible bridge loans outstanding as of October 31, 1997 and 1996 consist of six (6) one-year unsecured notes. The notes, which are currently due and payable, accrue interest at a rate of 8% per annum until the principal and accrued interest are paid. The notes and any accrued interest are convertible, at the lender's option, into shares of the Company's common stock at a price of $1.25 per share, or approximately 90% of the market price, whichever is less, at any time prior to the repayment by the Company. Consolidated interest expense on these notes for the years ended October 31, 1997 and 1996 was $79,508 and $205,352 respectively.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       8.     STOCKHOLDERS' EQUITY

       Description of securities - The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, at $.001 per share par value, of which 34,898,349 shares of common stock were issued and outstanding as of October 31, 1997 and 1996, respectively. In addition, the Company has also authorized 30,000,000 shares of Preferred Stock, par value $.001 per share, 1,000,000 shares of which was outstanding during the year ended October 31, 1997. The Board of Directors of the Company is authorized to determine the number and designation of one or more series of Preferred Stock and the voting powers, rights, preferences, qualifications, limitations or restrictions and the shares of any such series.

       On June 30, 1997, the Company issued to Mr. Nunzio P. DeSantis, Chief Operating Officer of ITB, a new series of Preferred Stock designated Series A Preferred Stock (the "Series A Preferred") consisting of One Million shares. The holder of the Series A Preferred shall be entitled to twenty (20) votes for each share of the Series A Preferred standing in the name of the holder on the stock record books of the Corporation on the record date for the determination of stockholders entitled to notice of and to vote at any annual or special meeting of the stockholders of the Corporation, but only as to (i) stock splits (including reverse stock splits) and repurchase programs, and (ii) any other matter or matters from time-to-time to be designated by the Company's Board of Directors. Holders of the Series A Preferred shares shall not be entitled to receive any dividends or other distributions. In the event that the Corporation exercises the Option granted to it pursuant to the Option Agreement, dated as of June 30, 1997, by and between the Corporation and Nunzio P. DeSantis ( See Note 3 ), each share of the Series A Preferred shall be converted into the number of shares of Common Stock determined in accordance with the provisions of the Option Agreement.

       Issuances of common stock - The Company has made the following issuances of common stock during the year ended October 31, 1996;

      Shares Issued for Services - The Company  issued  2,752,588  shares of its
       Common Stock for services provided and to settle accounts payable during the year ended October 31, 1996. The shares were valued at $1,369,135 and were issued at prices ranging from $.40 to $.63 per share. The shares were valued at the average bid market price for the shares 10 days prior to issuance or the estimated selling price. Since inception, the Company has issued 5,230,885 shares valued at $5,860,677 at an average price ranging from $.40 to $5.63 per share.

      Sales of Common  Stock - The Company sold  3,034,294  shares of its Common
       Stock during the year ended October 31, 1996 in a series of private placements made to non-U.S. (foreign) purchasers, under the exemption of Regulation S of the Securities Act of 1933. The Company received net proceeds of $1,242,500 in 1996 from these sales. The sales prices per share ranged from $.50 to $.55 per share.

      Shares issued in lieu of Notes Payable and Accrued Interest - The Company issued 604,651 shares of its common stock to extinguish $252,500 of outstanding notes payable and accrued interest during the year ended October 31, 1996.

       Outstanding Warrants - The Company has issued and outstanding 1,600,385 Class A warrants and 1,263,115 Class B warrants as of October 31, 1997 and 1996. The holder of each Class A Warrant is entitled to purchase one share of Common Stock of the Company and one Class B Warrant at an exercise price of $4.00. The holder of each Class B Warrant is entitled to purchase one share of Common Stock at an exercise price of $6.60. The exercise dates of both the Class A and Class B warrants, which expired on February 20, 1997, have been extended until June 1, 1998.

                                       LAS VEGAS ENTERTAINMENT NETWORK INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       On January 22, 1996, in connection with arranging the financing of the sale of the El Rancho Hotel and Casino, the Company issued warrants valued at $256,200, based on the current market price at the date of the grant, to a third party to purchase 600,000 shares of its Common Stock at $.10 per share.

       Stock Options- Outstanding stock options consist of the following;

         Chairman of the Board - On March 1, 1995, Mr. Joseph Corazzi, Chairman of the Board, was granted 4,000,000 options to purchase Common Stock of CountryLand Properties Inc., which was transferable to any new subsidiary formed to operate the gaming assets of the Company, including Casino-Co. The 4,000,000 CountryLand Properties Inc. warrants were fully transferable and convertible into options to purchase LVEN Common Stock at $1.00 per share. On October 1, 1997 the Company canceled this option and granted to Mr. Corazzi an option to purchase up to 4,000,000 shares of the presently authorized but unissued shares of the Company's common stock at $1.00 per share, subject to adjustment that may result in future changes in the Company's outstanding common or other stock, that will preserve the benefit to Mr. Corazzi. These shares are not issuable in connection with the Stock Option Plan described below. The Option expires on September 30, 2002

       The Corporation has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. The fair value of the option granted to Mr. Corazzi has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%, expected life for the option of five years, expected dividend yield of 0%, and expected volatility of 82%. Under these assumptions, the fair value of the option was $.13 per share. If the Company had elected to recognize compensation cost based upon the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                  Net loss, as reported                 $(6,752,405)
                  Net loss, pro forma                   $(7,272,405)
                  Loss per share, as reported                $(.19)
                  Loss per share, pro forma                  $(.21)

       Other - On December 11, 1996, Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, was granted options to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property Site. The Company valued these options at $165,000 and, accordingly, has reflected a charge during the year ending October 31, 1997 for such amount. These shares are not issuable in connection with the Stock Option Plan described below.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  Stock Option Plan - The Company adopted a Stock Option Plan in
       July 1994. The Stock Option Plan enables the Company to offer an incentive based compensation system to key employees, officers, directors, consultants and to employees of companies who do business with the Company. A total of 1,000,000 shares are reserved for issuance under the Stock Option Plan, of which 90,000 shares are issuable under options which have been granted to employees, and 730,000 shares under options granted to officers and directors, all with an exercise price of $. 71 to $1.50 per share. The Company may increase the number of shares reserved for issuance under the Stock Option Plan or may make other material modifications to the Stock Option Plan without stockholder approval. However, no amendment may change the existing rights of any option or award holder. The following table summarizes option transactions through October 31, 1997;

                                    Number of                Price Per
                                     Shares                    Share
       October 31, 1995               880,000                  $1.00
        Canceled                     (100,000)                 $1.00
        Granted                        40,000                  $0.71
                                     --------                  ------
       October 31, 1996              820, 000
        Canceled                           -
        Granted                            -
                                     ---------                   ------
       October 31, 1997              820, 000                $0.71 - $1.00
                                     =========              ==============

       9.         RESEARCH AND DEVELOPMENT  - EMC

         The Company has formed a new subsidiary, Electric Media Company Inc. ("EMC"), which is developing technology, that if successful, of which the Company can give no assurance, will allow delivery of video voice and/or data communications over electric power lines or other forms of transmission including cable, telephone and microwave. EMC is 75% owned by the Company and 25% owned by Mr. Nunzio DeSantis, Chairman of the Board of ITB.

         EMC has entered into two agreements for the development of this technology with two joint venture partners/developers. The agreements are for a term of 25 years, and can be extended to successive 25-year terms at the election of EMC. The first agreement calls for the development of video, voice and data communication over existing power lines. Field testing of this technology will occur during 1998. Upon successful completion of all field tests, EMC will begin worldwide marketing of this technology, including the sale and distribution of addressable receiver boxes that are necessary to receive the data communication. LVEN will receive, in perpetuity, a $25 per unit royalty for each receiver box sold, if any. In accordance with the joint venture agreement, EMC is committed to deliver to the joint venture partner/developer; (i) 500,000 restricted shares of LVEN common stock upon successful completion of the field test, (ii) monthly renumeration of $25,000 upon successful completion of the field test (iii) an additional 500,000 restricted shares of LVEN common stock each time the sale of these units generates $10,000,000 of net after tax profits to LVEN, up to a maximum of 2,500,000 shares, and (iv) 20% of the net profits once EMC has recouped all its costs, plus a return of 6% thereon.

         The second agreement calls for the development of a communications network in Guatemala and Central America for the provision of telephone, video, voice and/or data communications. Field testing of this technology will occur during 1998. In accordance with the joint venture agreement, if EMC proceeds, it will deliver to the joint venture partner/developer; (i) up to $500,000 for general start up and market costs, (ii) 500,000 restricted shares of LVEN common stock upon successful completion of the field test and demonstration of its economic viability, (iii) monthly renumeration of $15,000 upon successful completion

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         of the field test and demonstration of its economic viability, (iv) an additional 500,000 restricted shares of LVEN common stock for each 150,000 telephones installed, up to a maximum of 2,500,000 shares, and
         (v) 20% of the net profits once EMC has recouped all its costs, plus a return of 6% thereon. The Company has engaged an investment banking firm to raise $15 million, for which it can give no assurance can be achieved, for the full implementation of this project.

         To date,  the  company  has  expended  $1,031,246  in  developing  this
         technology.   Such  amounts   have  been   reflected  as  research  and
         development costs for the year ended October 31, 1997.

       10.        LOSS ON INVESTMENTS

       Loss on Investments for the year ended October 31, 1997 consists of a charge of $417,356 to reflect the estimated carrying value of the note receivable from Malbec Inc.(see Note 4 ); a charge of $167,800 to reflect the estimated carrying value of the note receivable from Tee One Up (see
       Note 4), and; a charge of $805,061 to reflect the estimated carrying value of the Lake Tropicanna notes receivable (see Note 5). Loss on Investments for the year ended October 31, 1996 represents an allowance of $450,000 relating to advances made to Malbec, Inc. (see Note 4).

       11.        OTHER CHARGES

       Other charges for the year ended October 31, 1997 consists of a charge of $165,000 to reflect the value of options granted to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1 per share, which expire in December 1999, as part of consideration for providing a
       $6,000,000 standby funding commitment (see note 8); a charge of $75,000 for a reserve for management fees disputed by ITB; a charge of $100,000 on a settlement agreement entered into with a third party (see Note 12), and; a charge for $45,785 from the loss on the sale of certain fixed assets. Included in other charges for the year ended October 31, 1996 is $625,000 which represents cash and the value of 800,000 restricted shares of the Company's Common Stock and 167,000 shares of Common Stock of Satellite Networks Inc. paid in connection with settling claims arising from arranging certain financing in connection with the initial acquisition of the El Rancho Property site; $295,000 related to an adjustment to reflect the value of certain shares of common stock previously issued for services; and $150,000 to settle an outstanding loan and stock purchase agreement.

       12.        COMMITMENTS AND CONTINGENCIES

       Employment Agreements - On March 1, 1995, the Company and its LVCC subsidiary entered into two (2) separate five-year employment agreements with Joseph Corazzi, the Chairman of the Board of the Company, which provided for an annual aggregate salary of $550,000. These agreements were terminated on October 1, 1997, and replaced with (2) separate non-exclusive agreements with Mr. Corazzi which also provide for an annual aggregate salary of $550,000. The term of the agreement ends on September 30, 2002, provided, however, that if the Company fails to notify Mr. Corazzi in writing by October 1, 2001 of its desire to have this agreement expire at the end of its initial term, the agreement shall automatically extend for another term ending on the sixth anniversary of the date upon which Mr. Corazzi received written notification of the Company's election to terminate the agreement. The employment agreements are subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitle Mr. Corazzi to participate in any employee benefit plans which may be offered in the future, such as group life, health, hospitalization and life insurance. Under the agreements, Mr. Corazzi's employment terminates upon death or disability and may be terminated by the Company for cause. Termination by the Company for any other reason entitles the employee to receive his salary for the remaining term of the agreements.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Compensation due Joseph A. Corazzi amounting to $ 518,134 and $406,222 have been accrued as of October 31, 1997 and 1996, respectively. The Company has also accrued $363,000 and $239,000 for amounts due Mr. Corazzi under his retirement plan which is reflected as accrued officers benefits as of October 31, 1997 and 1996. The Company paid and reimbursed Mr. Corazzi $438,488 and $730,177 for accrued and current compensation during the years ended October 31, 1997 and 1996, respectively. Such sums were due Mr. Corazzi from inception of the Company to October 31, 1997. Subsequent to year end, the Company paid to Mr. Corazzi $432,000 of the remaining amounts due him.

       Litigation - On or about September 10, 1997, two actions were filed in the Delaware Court of Chancery, each of which named the Company and its Chairman as a defendant. The first such action, captioned Robert J. Quigley, Frank A. Leo and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth
       W. Scholl, Joseph Zapalla, Joseph A. Corazzi, Las Vegas Entertainment Network, Inc. and International thoroughbred Breeders, Inc., C.A. No. 15919-NC, ("Quigley") is a derivative suit brought by two former directors of ITB and an investment trust which alleges, among other things, that certain ITB directors have breached their fiduciary duties to ITB. The Quigley complaint seeks: (i) a declaratory judgment that (a) the share of ITB's common stock held by NPD may not be voted at any stockholders' meeting; (b) all actions taken by the current board of ITB are null and void; and (c) certain purported "super-majority" voting provisions in ITB's By-laws remain in full force and effect, and (ii) rescission of certain actions taken by ITB's Board, including but not limited to certain contractual rights or entitlements that involve the Company.

       Specifically, with respect to the Company, the Quigley Complaint alleges that the Company and its Chairman were part of a concerted effort to divert the stock and assets of ITB to the Company, its Chairman and Messrs. DeSantis and Coelho, and seeks to (i) rescind the issuance of 2,093,868 shares of ITB stock to the Company, (ii) invalidate certain rights presently existing in favor of the Company relative to the El Rancho Cash Flow Interest, and (iii) rescind certain agreements entered into between or among the Company, ITB and/or CSFB in connection with CSFB's refinancing of the El Rancho project.

       On November 7, 1997, the Company filed an Answer to the Quigley Complaint, in which the Company denied the substantive claims asserted against or with respect to the Company. Discovery in the Quigley action is ongoing. The Company believes that the claims against it are without merit and is vigorously defending itself in this action.

     The second action, captioned James Rekulak v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Las Vegas Entertainment Network, Inc., Joseph A. Corazzi and International Thoroughbred Breeders, Inc., C.A. No. 15920-NC ("Rekulak") is a derivative suit which repeats the allegations in the Quigley Complaint verbatim and seeks the identical relief. The Company is taking the same positions with regards to the Rekulak action as it is taking with respect to the Quigley action.

                                       LAS VEGAS ENTERTAINMENT NETWORK INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company and its Chairman are named as defendants in an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of ITB, captioned Robert William Green v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR) ("Green"), in the United States District Court for the District of New Jersey. The Green complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of ITB, have diluted Green's interest in ITB through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD, which, subject to regulatory approval, grants Green the right to purchase approximately 50% of the shares of ITB's common stock held by NPD. The Company believes that the claims against it are without merit and intends to vigorously defend itself.

       In all of the above actions, the Company is contemplating several alternatives to settling all outstanding litigation as it relates to the transactions with ITB.

       On October 18, 1996, an unaffiliated third party filed a complaint against the company in California Superior Court, County of Los Angeles, seeking damages of $1,800,000, plus attorney fees, for breach of contract, breach of implied contract, and certain damages the individual claims are due him under terms of a 1992 retainer agreement. This case was settled for $100,000 during fiscal 1997. Additionally, the Company has commenced action against the owners of Patmor Broadcasting relating to an option to acquire a radio station in Las Vegas, and intends to aggressively pursue the Company's position that it still has a valid option to purchase the radio station.

       The Company is not involved in, or a party to, any other material legal proceedings at this time. At various times, the Company and its subsidiaries are involved in various matters of litigation, including matters involving settlement of fees and outstanding invoices, and consider these legal proceedings not to be material and in the ordinary course of business.

       Leases - The Company leases on a month-to-month basis an office in Los Angeles, California for $8,500 per month. The Company also leases, on a month-to-month basis, certain other facilities at an aggregate rental of $4,500 per month. Rent expense for the years ended October 31, 1997 and 1996 was $147,897 and $257,590 respectively.

       13.        INCOME TAXES

       The Company has available unused operating loss carryforwards of approximately $26,000,000 at October 31, 1997 which may be used against future taxable income. Certain amounts of the net operating loss carryforward may be limited due to changes in the Company's stock ownership. The operating loss carry forwards will expire in various amounts through the years through 2012. Generally Accepted Accounting Principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The Company has not provided for any deferred tax asset due to the doubtfulness of realization due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, and because of the more than 50% change in ownership.

       14.        RELATED PARTY TRANSACTIONS

          The Company entered into a series of transactions with several companies that were directly owned or controlled by Mr. Nunzio DeSantis or his family members. Mr. Nunzio DeSantis is the Chairman of the Board of International Thoroughbred Breeders Inc. Those transactions include;

                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       On December 11,1996, Mr. Nunzio DeSantis, was granted 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property (see Note 8).

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

       On May 22, 1997, LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire LVEN's El Rancho Cash Flow Interest. In order to effect such transaction, ITB is required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. LVEN has executed an irrevocable proxy in respect of the Conversion Shares, and has agreed to execute such an instrument in respect of the Acquisition Shares, in each case in favor of Mr. Nunzio P. DeSantis, which proxies shall be irrevocable until the earlier of (I) the date on which the CSFB Loan and all of the other obligations of ITB owing to CSFB under the CFSB Loan have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joseph A. Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent (see Note
       2).

       On June 30, 1997, the Company was granted an option to acquire from Mr. Nunzio P. DeSantis, the Chief Operating Officer of ITB, his eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). The Company's Chairman of the Board, Mr. Joseph A. Corazzi, as a bonus for services rendered in negotiating the potential acquisition of the operations of Nordic may be allocated a portion of the ownership as agreed to by Mr. DeSantis and LVEN's Board of Directors. The remaining 20% of Nordic is owned by Canadian citizens not affiliated with the Company. In consideration for receiving the option, which expires June 1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide Nordic a working capital line of credit (see below) and
       (iii) agreed to the issuance to Mr. Nunzio P. DeSantis 1,000,000 shares of a new Series A Preferred Stock that entitles Mr. DeSantis to certain voting rights in a ratio of 20 votes for each share of stock on matters of stock splits and certain other matters as designated by the Board of Directors. The exercise price of the option, subject to further evaluation and appraisal is payable (i) $1,000,000 cash at closing, (ii) $2,600,000 payable in equal monthly installments of $100,000 commencing on the last date of the month on which the closing occurs, and (iii) the entire issuance of the Series A Preferred Stock shall be converted into that number of restricted shares of LVEN common stock equal to (i) the positive difference between (a) eighty percent (80%) of the fair value of the Fort Erie Racetrack as set forth in a fairness opinion prepared by an investment banking firm and (b) $3,600,000 divided by (ii) the average closing price of LVEN Common Stock for the twenty trading days preceding the giving of the notice of exercise (see Note 3).

       As of October 31, 1997, the Company had advanced $1,046,548 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances,

                                       LAS VEGAS ENTERTAINMENT NETWORK INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. Subsequent to October 31, 1997, the Company has made an additional $200,000 of advances under this credit facility (see Note 3). In addition to the line of credit, the Company has also provided a certificate of deposit as security for a certain aircraft leasing arrangement (see Note 6)

       Mr. Joseph A. Corazzi and Mr. Nunzio P. DeSantis are the sole stockholders of D&C Gaming Corporation. On July 1, 1997, ITB purchased an exclusive option to acquire certain leasehold interests relating to two New Mexico racetracks, the Downs at Albuquerque and Farmington Racetrack from D&C for a non-refundable deposit of $600,000 which is to be credited towards the purchase price. In the event that ITB exercises its option, the purchase price would be determined by an independent appraiser.

       During the year ended October 31, 1997, the Company; (i) advanced $931,247 to its 75% owned EMC subsidiary, in which Mr. Nunzio DeSantis owns the remaining 25% interest in EMC (see Note 9), (ii) paid Mr. Nunzio DeSantis, or his designated companies, $110,000 in standby loan fees, and
       (iii) paid $351,000 to companies owned or controlled by Mr. DeSantis or his family members for actual aircraft costs.

     During the year ended October 31, 1997, ITB reimbursed Autolend Group Inc. (a company whose Chairman, CEO, and principal shareholder is Nunzio DeSantis) for $150,000 it paid to Communication Associates Inc. for investment banking services in connection with the location a potential financing source for ITB (Communication Associates Inc. is a wholly-owned company of Mr. Joseph A. Corazzi).

       Mr. Joseph Zapalla, currently a director of ITB, was paid a consulting fee by the Company of $100,000 during the year ended October 31, 1997 for services rendered in connection with the development of the Company's EMC Project.

       The Company provided a certificate of deposit of $778,000 as security to a bank for a term loan of $778,000 that was obtained by Stan Irwin Enterprises on July 16, 1997 that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises Inc. to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. Stan Irwin Enterprises is owned by Mr. Stan Irwin, a former director of the Company's LVCC subsidiary, and a current consultant to the Company (See Note 6). Additionally during the years ended October 31, 1997, the Company paid consulting fees of $42,500 and $177,000, respectively, to Stan Irwin Enterprises.