Form 10QSB
period 1998-01-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1998-03-19
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :    January 31, 1998

{}            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                               34,898,349
-----------------------------                               ----------
Title of Class                                 Number of Shares outstanding at
                                               March 16, 1998

DOCUMENTS INCORPORATED BY REFERENCE: NONE

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS







                                              January 31,     October 31,
                                                1998              1997
                                                 ----             ----
                                              (UNAUDITED)
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                 $ 1,125,224       $2,399,491
   TRADING SECURITIES                          1,133,647        1,087,890
                                             -----------       -----------

       TOTAL CURRENT ASSETS                    2,258,871        3,487,381

  INVESTMENT IN & ADVANCES TO
   INTERNATIONAL THOROUGHBRED
    BREEDERS INC. - Note 2                     3,604,564        3,604,564

  INVESTMENT IN AND ADVANCES TO NORDIC
     GAMING - Note 3                           1,247,548        1,047,548

  OTHER INVESTMENTS & ADVANCES                   100,000          100,000

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $208,538 (1998) and
      $192,509 (1997)                            125,803          141,536

    DEPOSITS AND OTHER                         1,401,840        1,389,893
                                              ----------        ---------

                                           $   8,738,626       $9,770,922
                                             ===========       ==========



              LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES       $510,372         $452,137
    NOTES PAYABLE                                775,248          775,753
    ACCRUED INTEREST PAYABLE                     173,874          154,354
    ACCRUED OFFICER'S SALARY                      63,041          482,885
                                               ---------        ---------

       TOTAL CURRENT LIABILITIES               1,522,535        1,865,129

   ACCRUED OFFICER'S BENEFITS                    394,000          363,000

  STOCKHOLDERS' EQUITY
    PREFERRED STOCK - SERIES A,
     AUTHORIZED 30,000,000
     SHARES, $.001 PAR VALUE; ISSUED
     AND OUTSTANDING -  1,000,000 SHARES          1,000            1,000
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING - 34,898,349 SHARES             34,895           34,895
    ADDITIONAL PAID-IN CAPITAL               47,445,080       47,445,080
    LONG TERM INVESTMENT RESERVE             (2,400,000)      (2,400,000)
    DEFICIT                                 (38,258,884)     (37,538,182)
                                             -----------      -----------

      TOTAL STOCKHOLDERS' EQUITY              6,822,091        7,542,793
                                            -----------       ----------


                                            $ 8,738,626       $ 9,770,922
                                            ===========       ===========



        The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)








                                                 THREE MONTHS ENDED JANUARY 31,
                                                ------------------------------

                                                    1998            1997
                                                   -----            ----


 REVENUES                                       $      -        $  75,000
                                                --------        ---------

COSTS AND EXPENSES
     Research & Development                       25,000                -
     General & Administrative                    749,491          667,808
                                                --------        ---------

   TOTAL COSTS AND EXPENSES                      774,491          667,808
                                                --------        ---------

  LOSS BEFORE OTHER
    INCOME AND (CHARGES)                        (774,491)        (592,808)
                                                --------        ---------

 OTHER INCOME AND (CHARGES):
        Interest Income                           57,409          123,571
        Gain on Trading Securities                25,151                -
        Other Charges                             (9,251)        (165,000)
        Interest and Finance Costs               (19,520)         (20,988)
                                                --------        ---------

 TOTAL OTHER INCOME AND (CHARGES)                 53,789          (62,417)
                                                --------        ---------


 NET LOSS                                     $ (720,702)       $(655,225)
                                               ==========        =========



 WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING                  34,898,349       34,898,349
                                             ===========       ==========



 LOSS PER SHARE OF COMMON STOCK                $   (0.02)       $  (0.02)
                                              ===========       =========





       The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                      THREE MONTHS ENDED JANUARY 31, 1998




                                   Preferred Stock           Common Stock
                                  ---------------           ------------                     Unrealized
                                                                              Additional      Loss on
                                  Number                Number                  Paid-in      Long-Term
                                of Shares    Amount    of Shares     Amount     Capital     Investment      Deficit       Total
                                ---------    ------    ---------     ------     -------     ----------      -------       -----

BALANCE - NOVEMBER 1, 1997       1,000,000   $1,000   34,898,349   $34,895   $47,445,080   $(2,400,000)  $(37,538,182)  $7,542,793


Net Loss for the three months                                                                                (720,702)   (720,702)

                                 ---------  --------  -----------  -------   ----------     ----------     -----------   ---------
BALANCE - January 31, 1998       1,000,000  $ 1,000   34,898,349   $34,895   $47,445,080   ($2,400,000)  $(38,258,884)  $6,822,091
                                 =========  ========   ========== ========   ==========    ===========   =============   =========





       The accompanying notes are an integral part of these consolidated financial statements.

              LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS UNAUDITED)








                                                 THREE MONTHS ENDED JANUARY 31,
                                                ------------------------------

                                                    1998            1997
                                                   -----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (720,702)         $(655,225)
Gain from Marketable Securities                    (25,151)
Depreciation                                        16,030             17,221
Adjustments to reconcile net loss to net
cash used in operating activities:
    Increase (Decrease) in;
      Accounts Payable                              58,235             36,803
      Interest Payable                              19,520
      Accrued Officer's Salaries                  (419,843)           (17,500)
      Accrued Officer's Benefits                    31,000             31,000
                                                ----------           ---------
CASH USED IN OPERATING ACTIVITIES               (1,040,911)          (587,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Trading Securities                              (20,606)
  Advances to Nordic Gaming                      (200,000)
  Investments & Advances - Other                                   (1,199,721)
  Increase in Deposits and Other                  (11,947)
  Acquisition of Property and  Equipment             (298)             (2,045)
  Advances to NPD Inc.                                             (2,922,933)
                                                ----------           ---------
CASH USED IN INVESTING ACTIVITIES                (232,851)         (4,124,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of  Notes Payable                        (505)           (278,022)
  Issuance of Options Payable                                         165,000
  Interest Payable                                                     (6,513)
                                                ----------           ---------
 CASH USED IN FINANCING ACTIVITIES                   (505)           (119,535)



DECREASE IN CASH                                (1,274,267)        (4,831,935)

CASH BALANCE - BEGINNING                          2,399,491        10,385,292
                                                ----------           ---------
CASH BALANCE - ENDING                            $1,125,224        $5,553,357
                                                ===========        ===========



CASH PAID FOR
 Interest                                         $      -            $ 27,500
                                                 =========         ===========


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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1997.

2.        INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED BREEDERS
          INC.

          Investments  in and advances to  International  Thoroughbred  Breeders
          Inc.("ITB") consist of the following as of January 31, 1998 and October 31, 1997;

 (A)      Investment in ITB Stock                              $5,900,000
          Less Valuation to Market                             (2,400,000)
                                                               -----------

                                                                3,500,000
 (B)      Advances to ITB                                         104,564
                                                              -----------

                                                               $3,604,564
                                                              ===========

(A) On January 22, 1996, the Company sold the assets and liabilities of the El Rancho Hotel and Casino (the "El Rancho" or the "Property") to
     International Thoroughbred Breeders Inc. ("ITB") for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash; (ii) the issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 the ("A-Note") which A-Note was paid in full on March 15, 1996;
     (iii) the issuance of an 8% promissory note in the principal amount of $10,500,000 (the "B-Note") and (iv) assumption of existing mortgage indebtedness and accrued interest of $14,000,000. In addition, once the Property was developed, the Company was entitled to share in a percentage of the ongoing adjusted cumulative cash flow from the operation of the Property up to $160,000,000, as provided in the ITB Sale Agreement (the "El Rancho Cash Flow Interest").

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

          On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs are seeking, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further seek to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest.

          The Company has executed an irrevocable proxy in respect of the Conversion Shares, and has agreed to execute such an instrument in respect of the Acquisition Shares, in each case in favor of Mr. Nunzio P. DeSantis, Chairman of the Board of ITB, which proxies shall be irrevocable until the earlier of (i) the date on which all obligations of ITB owing to Credit Suisse First Boston under a $55,000,000 loan have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joseph A. Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent. LVEN and ITB have agreed to enter into a registration rights agreement respecting the Conversion Shares and the Acquisition Shares and providing for demand rights, unlimited piggyback rights, and other customary provisions.

(B) Advances to ITB Inc. represent amounts currently due LVEN for monthly property management fees, and for the reimbursement for certain operational and financing advances made for the El Rancho Property.

3.     INVESTMENTS AND ADVANCES TO NORDIC GAMING CORPORATION

     Investments and advances to Nordic Gaming Corporation consist of the following as of;

                                                  January 31,        October 31,
                                                    1998                1997


       (A)  Purchase Option and related Costs    $     1,000         $   1,000
       (B)  Advances under line
             of credit Agreement                   1,246,548         1,046,548
                                                 -----------         ---------

                                                   $1,247,548       $1,047,548
                                                   ==========       ==========

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

(B) The Company has advanced $1,246,548 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, and are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. The Company has notified Nordic that it will not fund any additional advances.

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

Results of Operations
---------------------

Three Months Year Ended January 31, 1998 Compared to Three Months Ended January
     31, 1997 -

                  Revenues for the three months ended January 31, 1997 consisted of $75,000 of fees earned under an interim entertainment management agreement with ITB. There were no such fees earned during the corresponding period in 1998.

                  General and Administrative expenses increased $81,683 to $749,491 during the three months ended January 31, 1998 as compared to $667,808 in the corresponding period in 1997. The majority of the increase related to an increase in legal and accounting costs which increased $66,000 to $130,000 for the three months ended January 31, 1998 as compared to $64,000 for the corresponding period in 1997. The increase related mostly to costs incurred in connection with the actions filed by certain former and current directors of ITB (see "Litigation"). Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

                  Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $66,163 to $57,408 for the three months ended January 31, 1998 as compared to $123,571 for the corresponding period in 1997. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during three months ended January 31, 1998 as compared to the corresponding period in 1997. Interest Expense for the three months ended January 31, 1998 remained consistent with the corresponding period in 1997 as the average indebtedness outstanding during the periods remained consistent.

                  Other Income and Charges for the three months ended January 31, 1997 included a charge of $165,000 relating to the issuance to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, of 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. These options were issued as part of consideration for providing a $6,000,000 standby funding commitment, and in accordance with Statement of Financial Standards No. 123, were valued per the Black Scholes Valuation Model at $165,000 ($.11 per share). There were no such transactions for the three months ended January 31, 1998.

Liquidity and Capital Resources
-------------------------------

       The Company has experienced operating losses since its inception. For the three month period ended January 31, 1998 and the fiscal year ended October 31, 1997, the Company experienced net losses of $720,702 and $6,752,405, respectively. The Company anticipates that it will continue to experience losses as it continues working on its development plans, including the development of a technology for the delivery of television and video programming, Internet access, and telephony. Even after the Company's development plans are completed, there can be no assurance that the Company will be profitable. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings.

        Cash Requirements The Company's current monthly operating cash requirements are approximately $250,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, and travel costs. The Company is also responsible for managing and paying the operating costs of the Property, but is reimbursed by ITB on a monthly basis for these costs in amounts sufficient to cover the company's cash outlay, which currently approximates $30,000 per month but may increase to a greater amount if renovation of this property begins. In addition to the above, (i) the Company is evaluating funding $500,000 of general start up costs for its EMC projects, and may be required to fund additional amounts if the field tests prove successful, and (ii) if the Company elects to exercise its option to acquire Nordic Gaming and elects to maintain current track operations the at Fort Erie Racetrack, the track would operate at a projected annual cash flow deficit of approximately $2,000,000, excluding any cost saving measures that maybe implemented by the Company. As of January 31, 1998, the Company had advanced $1,246,548 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. If the Company exercises its option, the Company will use its best efforts to engage an investment banking firm to raise up to $35 Million (which the Company can give no assurance will be achieved) in order to develop the Fort Erie Racetrack property over a twenty-four month period into an entertainment destination that would supplement any introduction of video lottery or other gaming activities.

       As of January 31, 1998, the Company had approximately $2,258,000 in cash and marketable securities and believes that its current cash and receivables, including the expected repayment of all advances made to Nordic Gaming by August 1998, will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $775,000 at January 31, 1998. However, Nordic currently does not have the current source of cash to repay its obligations to LVEN, and any repayment of this advance would have to come from future operations, or from additional financing Nordic may obtain. The Company may, if necessary to meet its cash requirements over the next 12 months, liquidate certain of its investments, including its current and potential future holdings of shares of ITB common stock. The Company may require additional capital to acquire the 80% interest in Nordic Gaming Corporation and to develop the technology to be owned by the Company's majority owned subsidiary, Electric Media Company Inc. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. In addition, the Company does not currently meet the new listing standards for maintenance of the Company's securities on Nasdaq's SmallCap Market, which new standards became effective in February 1998. Although the Company intends to seek to comply with the new maintenance criteria for continued listing, if the Company should be unable to meet these criteria, it is possible that its securities could be de-listed from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors.

Notes Receivable.
----------------

As of January 31, 1998, the Company has the following outstanding notes receivable;

       As of January 31, 1998, the Company had advanced $1,246,548 to Nordic Gaming Corporation pursuant to a Line of Credit Agreement dated as of August 27, 1997, providing for advances of up to $1,300,000. Such advances, which are due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. The Company has notified Nordic that it will not fund any additional advances.

       As of January 31, 1998, the Company has provided to Nordic Gaming Corporation a $600,000 certificate of deposit as collateral for an irrevocable letter of credit in favor of an aircraft leasing company. The certificate of deposit shall be returned to the Company upon the earlier of; (i) receipt of any permanent financing relating to the Fort Erie Racetrack, (ii) any other capital infusion of $1,000,000 or more, or (iii) at the expiration of the aircraft leasing agreement which expires in September 2004. In the event of default or other foreclosure, the entire amount of the cash collateral shall be deemed to have been loaned to Nordic Gaming upon the terms and conditions of the existing credit facility with them, and secured by the assets of the Fort Erie Racetrack.

       As of January 31, 1998, the Company provided a certificate of deposit of $778,000 as security for a letter of credit issued on behalf of Stan Irwin Enterprises, Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. The Company may also use the plane up to twenty five hours per year. The certificate of deposit at all times remains the property of the Company and will earn interest to the benefit of the Company. At the end of two years from the date of purchase, Stan Irwin Enterprises, Inc. has the obligation of returning the aircraft to the seller and receive the fair market value price. It is anticipated that the certificate of deposit and all accrued interest ($23,840 at January 31, 1998) will be returned to the Company at that time.

       As of January 31, 1998, the Company has made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of January 31, 1998, $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company has previously provided a $812,606 allowance against this advance, for a net investment of $100,000 as of January 31, 1998.

                           PART 11. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

                  The Company and its Chairman are named as defendants in an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of ITB, captioned Robert William Green v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97- 5359(JHR) ("Green"), in the United States District Court for the District of New Jersey. The Green complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of ITB, have diluted Green's interest in ITB through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD, which, subject to regulatory approval, grants Green the right to purchase approximately 50% of the shares of ITB's common stock held by NPD. The Company believes that the claims against it are without merit and intends to vigorously defend itself.

       On or about February 24, 1998, the Company, together with all of the other parties thereto, agreed to a standstill in the foregoing litigation, and since that time have been engaged in substantive settlement negotiations and the preparation of definitive settlement documentation.

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

None

                                                    SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Date:    March 17, 1998

                                             By:      /s/ Carl Sambus
                                                    ----------------------------
                                                      Carl Sambus Executive Vice
                                                      President     and    Chief
                                                      Financial  Officer  (chief
                                                      accounting   officer   and
                                                      duly authorized officer)