Form 10QSB
period 1998-04-30
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1998-06-30
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :    April 30, 1998

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number:   0-21278


                      LAS VEGAS ENTERTAINMENT NETWORK, INC
        (Exact name of small business issuer as specified in its Charter)

          Delaware                                        94-3125854
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 1801 Century Park East, Los Angeles, California                   90067
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

                                                   Yes X No ___

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                     34,898,349
          Title of Class                  Number of Shares outstanding at
                                                 June 8, 1998

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                      LAS VEGAS ENTERTAINMENT NETWORK, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         April 30,   October 31,
                                                            1998         1997
                                                            ----         ----
                                                        UNAUDITED)
                                ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                              $  329,850   $2,399,491
  TRADING SECURITIES                                      1,236,476    1,087,890
                                                         ----------   ----------
      TOTAL CURRENT ASSETS
                                                          1,566,326    3,487,381

 INVESTMENT IN & ADVANCES TO INTERNATIONAL
  THOROUGHBRED BREEDERS INC. - Note 2                     3,554,319    3,604,564

 INVESTMENT IN AND ADVANCES TO NORDIC
       GAMING - Note 3                                    1,150,000    1,047,548

 OTHER INVESTMENTS & ADVANCES                               300,000      100,000

  PROPERTY AND EQUIPMENT
     net of accumulated depreciation
     of $208,538 (1998) and $192,509 (1997)                 122,341      141,536

   DEPOSITS AND OTHER                                       943,570    1,389,893
                                                         ----------   ----------

                                                         $7,636,556   $9,770,922
                                                         ==========   ==========




                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   $491,943      $452,137
  NOTES PAYABLE                                            775,248       775,753
  ACCRUED INTEREST PAYABLE                                 193,129       154,354
  ACCRUED OFFICER'S SALARY                                  63,041       482,885
                                                       -----------   -----------

     TOTAL CURRENT LIABILITIES                           1,523,361     1,865,129

 ACCRUED OFFICER'S BENEFITS                                425,000       363,000
STOCKHOLDERS' EQUITY
  PREFERRED STOCK - SERIES A, AUTHORIZED 30,000,000
      SHARES, $.001 PAR VALUE; ISSUED AND
     OUTSTANDING -  1,000,000 SHARES                         1,000         1,000
  COMMON STOCK - AUTHORIZED 50,000,000
   SHARES,  $.001 PAR VALUE; ISSUED AND
   OUTSTANDING - 34,898,349 SHARES                          34,895        34,895
  ADDITIONAL PAID-IN CAPITAL                            47,445,080    47,445,080
  LONG TERM INVESTMENT RESERVE                          (2,400,000)   (2,400,000)
  DEFICIT                                              (39,392,780)  (37,538,182)
                                                      -----------    -----------


    TOTAL STOCKHOLDERS' EQUITY                           5,688,195     7,542,793
                                                       -----------   -----------

                                                       $ 7,636,556   $ 9,770,922
                                                       ===========   ===========




The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                      LAS VEGES ENTERTAINMENT NETWORK INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                    Three-months ended April 30,    Six months ended April 30,
                                    ----------------------------    --------------------------

                                         1998            1997            1998            1997
                                         ----            ----            ----            ----

 October 31
 REVENUES                                 $    --     $  75,000    $      --      $   150,000
                                     ------------  ------------  ------------    ------------
 COSTS AND EXPENSES
     Research & Development ......        46,676        679,630        71,676         679,630
     General & Administrative ....        847,884       629,888     1,379,379       1,515,692
                                     ------------  ------------  ------------    ------------

   TOTAL COSTS AND EXPENSES               676,564     1,527,514     1,451,055       2,195,322
                                     ------------  ------------  ------------    ------------

  LOSS BEFORE OTHER
        INCOME AND (CHARGES) .....       (676,564)   (1,452,514)   (1,451,055)     (2,045,322)

 OTHER INCOME AND (CHARGES):
        Interest Income ..........         35,739       111,584        93,148         235,155
        Gain on Trading Securities         93,732                     118,883
        Other Charges ............       (567,548)     (267,800)     (576,799)       (432,800)
        Interest and Finance Costs        (19,255)      (19,406)      (38,775)        (40,394)
                                     ------------  ------------  ------------    ------------

 TOTAL OTHER INCOME AND (CHARGES)        (457,332)     (175,622)     (403,543)       (238,039)
                                     ------------  ------------  ------------    ------------

 NET LOSS ........................   $ (1,133,896) $ (1,628,136)  $(1,854,598)    $(2,283,361)
                                     ============  ============  ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING .....     34,898,349    34,898,349    34,898,349      34,898,349
                                     ============  ============  ============    ============

 LOSS PER SHARE OF COMMON STOCK ..    $    (0.03)   $    (0.05)   $   (0.05)      $   (0.07)
                                     ============  ============  ============    ============



The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                      LAS VEGAS ENTERTANIMENT NETWORK, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)





                                                                                Unrealized
                                Preferred Stock       Common Stock    Additional   Loss on
                               Number                Number           Paid-in    Long-Term
                             of Shares     Amount  Of Shares  Amount  Capital    Investment     Deficit     Total
                             ---------     ------  ---------  ------  -------    ----------     -------     -----


BALANCE - NOVEMBER 1, 1997    1,000,000   $1,000 34,898,349  $34,895 $47,445,080 $(2,400,000) $(37,538,182) $7,542,793


Net Loss for the six months
ended April 30, 1998                                                                            (1,854,598) (1,854,598)

                              ---------   ------ ---------   ------- ----------- -----------  ------------- ----------
BALANCE - April 30, 1998      1,000,000   $1,000 34,898,349  $34,895 $47,445,080 $(2,400,000) $(39,392,780) $5,688,195
                              =========    ===== ==========  ======= =========== ===========  ============= ==========





The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                      LAS VEGAS ENTERTAINMENT NETWORK, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                  Six-months ended April 30
                                                  -------------------------

                                                       1998            1997
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $(1,854,598)     $(2,283,361)
Gain from Marketable Securities                      (118,883)
Depreciation                                           33,311           34,919
Allowance for valuation accounts                                       167,800
Adjustments to reconcile net loss to net
cash used in operating activities:
  (Increase) in Other Assets                                           (39,185)
    Increase (Decrease) in;
      Accounts Payable                                  39,806          52,309
      Interest Payable                                  38,775
      Accrued Officer's Salaries                      (419,843)         82,000
      Accrued Officer's Benefits                        62,000          12,893
                                                   ------------    -----------
CASH USED IN OPERATING ACTIVITIES                   (2,219,432)     (1,972,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Trading Securities                                   (29,704)     (1,000,000)
  Advances to Nordic Gaming                           (102,446)
  Collections from ITB Inc.                             50,245
  Investments & Advances - Other                      (200,000)       (688,109)
  Decrease in Deposits and Other                       446,323
  Acquisition of Property and  Equipment               (14,122)        (10,575)
  Advances to NPD Inc.                                              (2,994,875)
                                                   ------------    -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         150,296     (4,693,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of  Notes Payable                             (505)       (278,317)
  Issuance of Options                                                  165,000
                                                   -------------    -----------
 CASH USED IN FINANCING ACTIVITIES                        (505)       (113,317)


DECREASE IN CASH                                    (2,069,641)     (6,779,501)

CASH BALANCE - BEGINNING                             2,399,491      10,385,292
                                                   ------------     -----------
CASH BALANCE - ENDING                               $  329,850     $ 3,605,791
                                                   ============     ==========



CASH PAID FOR
 Interest                                          $         -        $27,500
                                                   ============     ==========


                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.        SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 Background and Business and Basis of Presentation - Las Vegas Entertainment Network, Inc. ("LVEN" or the "Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company is also developing technology for the delivery of television and video programming, Internet access, and telephony. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries, some of which may be developed in Brazil.

The Company's primary project to date was the planned renovation, expansion and redevelopment of the El Rancho Hotel & Casino property located in Las Vegas, Nevada (the "El Rancho" or the "Property"), which was acquired on November 24, 1993. On January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders Inc. ("ITB") for $43,500,000 of cash, notes and assumption of debt. The Company also received a continuing interest in the cumulative adjusted cash flow (as defined) from the Property of up to $160,000,000 once the Property had been developed and certain invested amounts have been recouped. On May 22, 1997, the Company and ITB (i) exchanged the remaining note receivable from the sale for 2,093,068 shares of restricted common stock of ITB, and, (ii) agreed to explore a similar exchange for the continuing cash flow interest (see
Note 2).

The accompanying unaudited financial statements include the accounts of LVEN, and its wholly-owned subsidiaries Las Vegas Communications Corp. ("LVCC"), Casino-Co Corp. and Pacific DNS, Inc, and its majority-owned subsidiary, Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1997.

2.        INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED
          BREEDERS INC.

          Investments in and advances to ITB consist of the following as of;

                                          April 30, 1998     October 31, 1997
                                         --------------     ----------------

 (A)      Investment in ITB Stock         $5,900,000          $5,900,000
           Less Valuation to Market       (2,400,000)         (2,400,000)
                                          ----------          -----------
                                           3,500,000           3,500,000
 (B)      Advances to ITB                     54,319             104,564
                                          ------------        -----------

                                          $3,554,319          $3.604,564
                                          ==========          ==========

(A) On January 22, 1996, the Company sold the assets and liabilities of the El Rancho to ITB for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash; (ii) the issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 the ("A- Note") which A-Note was paid in full on March 15, 1996; (iii) the issuance of an 8% promissory note in the principal amount of $10,500,000 (the "B-Note") and
     (iv) the assumption by ITB of existing mortgage indebtedness and accrued interest of $14,000,000. In addition, once the Property was developed, the Company was entitled to share in a percentage of the ongoing adjusted cumulative cash flow from the operation of the Property up to $160,000,000, as provided in the ITB Sale Agreement (the "El Rancho Cash Flow Interest").

     On May 22, 1997, LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares of ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire the El Rancho Cash Flow Interest. In order to effect such transaction, ITB is required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. Both the Conversion Shares and the Acquisition Shares are subject to certain restrictions as described below. In accordance with certain New Jersey gaming laws and regulations, no person may hold or acquire, directly or indirectly, beneficial ownership of more than 5% of the voting securities of ITB without the approval of the New Jersey Racing Commission. LVEN is in the process of obtaining this approval.

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

     On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs are seeking, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further seek to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest. The Company has entered into settlement negotiations with all parties and is continuing to attempt to resolve this matter.(see Part II, Item I, Legal Proceedings). In contemplation of such a settlement, during the quarter ended April 30, 1998, the Company, in conjunction with ITB, arranged for the potential sale of the El Rancho Property to a third party, which sale, if completed, would result in approximately $10.5 million of proceeds in exchange for LVEN returning all its shares, and claims to future shares, of ITB common stock. However, such agreement is subject to final negotiations with ITB, its lenders, the buyer, and the settlement of all outstanding litigation as discussed above including the receipt of all necessary court approvals. In contemplation of such settlement and potential sale, the Company made an advance of $200,000 to the principle of the buying group as a prepaid commission. Such advance is included in Other Investments and Advances as April 30, 1998.

(B) Advances to ITB Inc. represent amounts currently due LVEN for monthly property management fees, and for the reimbursement for certain operational and financing advances made for the El Rancho Property.

3.     INVESTMENTS AND ADVANCES TO NORDIC GAMING CORPORATION

       During 1997, the Company was granted an option to acquire from Mr. Nunzio
       P. DeSantis, the Chief Operating Officer of ITB, eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). Nordic owns certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Ontario, Canada. The Company also advanced $1,300,000 through April 30, 1998 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997. Such advances, which were due and payable on August 27, 1998, bear interest at a rate of 10% per annum, and are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack.

       The Company has reached a tentative agreement to assign its debt, mortgage and all other security in the Fort Erie Racetrack to an Ontario, Canada Limited Corporation. The Company would also waive its option to acquire the 80% interest in Nordic Gaming. The consideration for the assignment and waiver shall be $1,150,000, payable (i) $300,000 at closing, (ii) $500,000 on the earlier of the date upon which any quantity of video lottery terminals or slot gaming machines are open for use by the public at Fort Erie Racetrack, or June 30, 1999, and, (iii) $350,000 on the date which is 180 days after payment of the $500,000 referred to above is due. Interest shall accrue at the rate of 8% per annum and is payable with the last installment. As security for the unpaid balance, the Company will receive an irrevocable letter of credit in the amount of $850,000 plus interest at closing. In anticipation of the closing, the buyer has delivered to the Company $300,000 subsequent to April 30, 1998. The Company recognized a $100,000 loss on the assignment of this debt which is reflected in other charges during the three-month period ended April 30, 1998.



4.     DEPOSITS AND OTHER

       Deposits and other consist of the following as of;

                                                     April 30,       October 31,
                                                       1998             1997
                                                   -----------      ------------


(A)    Deposit on Nordic Gaming Aircraft Lease       $130,000          $ 600,000
(B)    Deposit on Stan Irwin Enterprises
       Aircraft Purchase                              813,571            789,893
                                                     --------         ----------

                                                      $943,571        $1,389,893
                                                     =========        ==========

(A) The Company provided to Nordic Gaming Corporation a $600,000 certificate of deposit as collateral for an irrevocable letter of credit in favor of an aircraft leasing company. The certificate of deposit was to be returned to the Company upon the earlier of (i) receipt of any permanent financing relating to the Fort Erie Race Track, (ii) any other capital infusion of $1,000,000 or more, or (iii) at the expiration of the aircraft leasing agreement in September 2004. However, Nordic Gaming became delinquent in its lease payments, and the aircraft leasing company exercised its rights under the lease arrangement and repossessed and sold the plane because of such default. On April 28, 1998, the Company was notified that $130,000 of its initial deposit will be returned to the Company, after all costs and expenses of the repossession and sale (including the payment of delinquent loan payments and broker fees) had been deducted. Due to the event of default and foreclosure, the Company reflected a loss of $470,000 which is included in other charges during the three-months ended April 30, 1998,

(B) The Company provided a certificate of deposit of $778,000 as security to a bank for a term loan of $778,000 that was obtained by Stan Irwin
     Enterprises Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. The Company may also use the plane up to twenty five hours per year at cost of approximately $1,200 hour. The certificate of deposit at all times remains the property of the Company and will earn interest to the benefit of the Company. At the end of two years from the date of purchase, Stan Irwin Enterprises has the option of returning the aircraft to the seller and receive the fair market value price. The certificate of deposit and all accrued interest will be returned to the Company at that time.

5.     OTHER MATTERS

       Nasdaq Listing
       --------------

     On May 29, 1998, the Company was notified by the Nasdaq Stock Market that its shares were scheduled for delisting due to the Companys failure to meet the new minimum bid price requirement of $1 per share, which became effective February 23, 1998. The Company has requested a temporary exception to the new requirements by requesting a written hearing to the delisting procedures. There is no assurance that the Company will be successful in its written hearing with Nasdaq in its attempt to maintain its listing. The Company intends to distribute to stockholders a proxy statement for the purpose of voting on a stock split that outlines the procedure for a reverse stock split in the amount of one- for-twenty that may enable the Company to maintain its Nasdaq listing, or not effectuating a reverse stock split and thereby transferring all trading activity to the bulletin board system until such time, if any, that the Company is able to relist with Nasdaq.

       Agreement with MG Entertainment
       -------------------------------

     On May 25, 1998, the Company entered into an agreement with MG Entertainment, a Brazilian Company ("MG"), to sell and deliver to MG 10,000 electronic bingo machines to be delivered at approximately 1,000 machines per month over a twelve month period. The agreement provides that the Company will be the exclusive provider to MG of the machines, or any other gaming machines, up through 2008. The total expected cash payment for each machine is $141,317, which shall be made by MG in 120 monthly installments as follows; four consecutive monthly installments of $1,307 starting 30 days after each machine is delivered, and thereafter, 116 monthly installments as follows; 25 monthly installments of $932, then 25 monthly installments of $1,065; and the remainder in monthly installments $1,331. For financial statement purposes, if the contract and business plan goes forward, the Company will reflect a purchase price of approximately $81,000 for each machine (based upon an imputed interest rate of 10%) with $64,317 to be reflected as interest income over the life of the contract.

       The Company does not have a formal agreement for the purchase and financing of the bingo machines, but has entered into discussions with a company for the purchase of up to 10,000 of these machines. The Company anticipates that the cost to the Company for each machine will approximate $12,000, which cost may vary depending on the style and accessories provided. The Company is currently seeking financing for the purchase of the machines, however the Company can give no assurance that any funding will ultimately be obtained, that the Company can ultimately enter into an acquisition agreement for the machines, that the machines will ultimately be installed, or that any payments will be received from MG. Furthermore, the Company has not had the opportunity to fully review the currency, economic or political risks attendant on doing business in Brazil.

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

General

       Background. Las Vegas Entertainment Network, Inc. ("LVEN" or the "Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company is also developing technology for the delivery of television and video programming, Internet access and telephony. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries, some of which may be developed in Brazil.

Results of Operations

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

                  Revenues for the three months ended April 30, 1997 consisted of $75,000 of fees earned under an interim entertainment management agreement with ITB. There were no such fees earned under the agreement for the corresponding period in 1998.

                  General and Administrative expenses decreased $217,996 to $629,888 during the three months ended April 30, 1998 as compared to $847,884 in the corresponding period in 1997. The majority of the decrease related to travel and entertainment costs which decreased $214,000 to $67,000 for the three months ended April 30, 1998 as compared to $281,000 for the corresponding period in 1997.

                  Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $75,845 to $35,739 for the three months ended April 30, 1998 as compared to $111,584 for the corresponding period in 1997. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during three months ended April 30, 1998 as compared to the corresponding period in 1997. The Company had unrealized gains in marketable securities of $93,732 during the three months ended April 30, 1998. There were no such gains in the comparable period in 1997. Interest Expense for the for the three months ended April 30, 1998 remained consistent with the corresponding period in 1997 as the average indebtedness outstanding during the three months ended April 30, 1998 was consistent with the corresponding period in 1997.

                  Research and Development expenses which relate to the development of voice, video and data communication technology decreased $632,954 to $46,676 during the three months ended April 30, 1998 as compared to $679,630 for the corresponding period in 1997.

                  Other Income and Charges for the three months ended April 30, 1998 consisted of a $470,000 charge related to the forfeiture of an airplane deposit made on behalf of Nordic Gaming Inc, and a $100,000 charge that resulted from assignment of the Company's debt from Nordic Gaming to a third party. Other Income and Charges for the three months ended April 30, 1997 included a charge of $100,000 for settlement of certain outstanding litigation, and a charge of $167,800 to reflect the carrying value of a certain note receivable.


Six  Months Ended April 30, 1998 Compared to Six Months Ended April 30, 1997 -

                  Revenues for the six months ended April 30, 1997 consisted of $150,000 of fees earned under an interim entertainment management agreement with ITB. There were no such fees earned under the agreement for the corresponding period in 1998.

                  General and Administrative expenses decreased $136,313 to $1,379,379 during the six months ended April 30, 1998 as compared to $1,515,692 in the corresponding period in 1997. The majority of the decrease related to travel and entertainment costs which decreased $227,000 to $181,000 for the six months ended April 30, 1998 as compared to $408,000 for the corresponding period in 1997. This decrease was offset by an increase in legal and professional costs of $67,000 to $267,000 for the six months ended April 30, 1998 as compared to $200,000 in the comparable period in 1997. The increase related mostly to costs incurred in connection with the actions filed by certain former and current directors of ITB (see "Litigation"). Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

                  Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $142,007 to $93,148 for the six-months ended April 30, 1998 as compared to $235,155 for the corresponding period in 1997. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the six months ended April 30, 1998 as compared to the corresponding period in 1997. The Company had unrealized gains in marketable securities of $118,883 during the six months ended April 30, 1998. Interest Expense for the for the six months ended April 30, 1998 remained consistent with the corresponding period in 1997 as the average indebtedness outstanding during the six months ended April 30, 1998 was consistent with the corresponding period in 1997.

                  Other Income and Charges for the six months ended April 30, 1998 consisted of a $470,000 charge related to the forfeiture of an airplane deposit made on behalf of Nordic Gaming Inc, and a charge of $100,000 that resulted from the assignment of the Company's debt from Nordic Gaming to a third party. Other Income and Charges for the six months ended April 30, 19987 included charges of (i) $100,000 from the settlement of certain litigation, (ii) $167,800 to reflect the carrying value of a certain note receivable, and (iii) $165,000 relating to the issuance to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, of 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. These options were issued as part of consideration for providing a $6,000,000 standby funding commitment, and in accordance with Statement of Financial Standards No. 123, were valued per the Black Scholes Valuation Model at $165,000 ($.11 per share), and reflected as an expense.

Liquidity and Capital Resources

       The Company has experienced operating losses since its inception. For the six month period ended April 30, 1998 and the fiscal year ended October 31, 1997, the Company experienced net losses (including reserves) of $1,854,598 and $6,752,405, respectively. The Company anticipates that it will continue to experience losses as it continues working on its development plans, including the development of a technology for the delivery of television and video programming, Internet access, and telephony. Even if the Company's development plans are completed, there can be no assurance that the Company will be profitable. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings.

        Cash Requirements. The Company's current monthly operating cash requirements are approximately $250,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. In addition to the above, the Company may be required to fund, or obtain financing for, the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $12,000 each to meet delivery requirements to MG entertainment under the Company's agreement with them.

       As of April 30, 1998, the Company had approximately $1,566,000 in cash and marketable securities and believes that its current cash and receivables, including the expected repayment from the assignment of the advance made to Nordic Gaming will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $775,248 at April 30, 1998. The Company may, if necessary to meet its cash requirements over the next 12 months, liquidate certain of its investments, including its current and potential future holdings of shares of ITB common stock. The Company may require additional capital to develop a telecommunications company in Brazil or acquire the bingo machines necessary to fulfill the sale to MG Enterprises. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. In addition, on May 29, 1998, the Company was notified by the Nasdaq Stock Market that its shares were scheduled for delisting due to the Companys failure to meet the new minimum bid price requirement of $1 per share, which became effective February 23, 1998. The Company has requested a temporary exception to the new requirements by requesting a written hearing to the delisting procedures. There is no assurance that the Company will be successful in its written hearing in its attempt to remain listed. If the Company is de-listed from the Nasdaq SmallCap Market, this might result in the Company having difficulty in placing its securities with prospective investors.

     Notes Receivable. As of April 30, 1998, the Company has the following outstanding notes receivable:

       As of April 30, 1998, the Company had advanced $1,300,000 to Nordic Gaming Corporation pursuant to a Line of Credit Agreement dated as of August 27, 1997. Such advances, which were due and payable on August 27, 1998, bear interest at a rate of 10% per annum, are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. Subsequent to April 30, 1998, the Company reached a tentative agreement to assign its debt, mortgage and all other security in the Fort Erie Racetrack to an Ontario Limited Corporation. The Company would also waive its option to acquire the 80% interest in Nordic Gaming. The consideration for the assignment and waiver shall be $1,150,000, payable (i) $300,000 at closing, (ii) $500,000 on the earlier of the date upon which any quantity of video lottery terminals or slot gaming machines are open for use by the public at Fort Erie Racetrack, or June 30, 1999, and, (iii) $350,000 on the date which is 180 days after payment of the $500,000 referred to above is due. Interest shall accrue at the rate of 8% per annum and is payable with the last installment described above. As security for the unpaid balance, the Company will receive an irrevocable letter of credit in the amount of $850,000 plus interest at closing. In anticipation of the closing, the buyer has delivered to the Company $300,000 subsequent to April 30, 1998.

       As of April 30, 1998, the Company provided a certificate of deposit of $778,000 as security for a letter of credit issued on behalf of Stan Irwin Enterprises, Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises Inc. to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. The Company may also use the plane up to twenty five hours per year. The certificate of deposit at all times remains the property of the Company and will earn interest to the benefit of the Company. At the end of two years from the date of purchase, Stan Irwin Enterprises, Inc. has the obligation of returning the aircraft to the seller and receive the fair market value price. It is anticipated that the certificate of deposit and all accrued interest ($35,571 at April 30, 1998) will be returned to the Company at that time.

       As of April 30, 1998, the Company has made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of April 30, 1998, $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company has previously provided a $812,606 allowance against this advance, for a net investment of $100,000 as of April 30, 1998.

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


                                             Date:    June 17, 1998

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