Form 10QSB
period 1998-07-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1998-09-15
CIK 872588

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :    July 31,1998

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number:   0-21278


                      LAS VEGAS ENTERTAINMENT NETWORK, INC.
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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                    34,923,349
          Title of Class                     Number of Shares outstanding at
                                              September 11, 1998

DOCUMENTS INCORPORATED BY REFERENCE: NONE

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                         July 31    October 31,
                                                           1998       1997
                                                      ------------ ----------
                                                       (UNAUDITED)

                                   ASSETS

 CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                             $760,934    $2,399,491
   TRADING SECURITIES                                           -     1,087,890
                                                     ------------    -----------

       TOTAL CURRENT ASSETS                               760,934     3,487,381

  INVESTMENT IN & ADVANCES TO INTERNATIONAL
   THOROUGHBRED BREEDERS INC. - Note 2                  3,554,319     3,604,564

  INVESTMENT IN AND ADVANCES TO
     NORDIC GAMING - Note 3                               675,000     1,047,548

  OTHER INVESTMENTS & ADVANCES - Note 2                   306,959       100,000

   PROPERTY AND EQUIPMENT,
      net of accumulated depreciation
      of $208,538 (1998) and $192,509 (1997)              106,082       141,536

    DEPOSITS AND OTHER - Note 4                           825,874     1,389,893
                                                     ------------    -----------

                                                     $  6,229,168   $ 9,770,922
                                                     ============   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   545,866     $  452,137
    NOTES PAYABLE                                        775,000        775,753
    ACCRUED INTEREST PAYABLE                             214,889        154,354
    ACCRUED OFFICER'S SALARY                                   -        482,885
                                                    ------------    -----------

       TOTAL CURRENT LIABILITIES                      1,535,755       1,865,129

    ACCRUED OFFICER'S BENEFITS                          456,000         363,000

  STOCKHOLDERS' EQUITY
    PREFERRED STOCK - SERIES A, AUTHORIZED
     30,000,000 SHARES, $.001 PAR VALUE; ISSUED
     AND OUTSTANDING -  1,000,000 SHARES                   1,000          1,000
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING - 34,898,349 SHARES                      34,895         34,895
    ADDITIONAL PAID-IN CAPITAL                        47,445,080     47,445,080
    LONG TERM INVESTMENT RESERVE                      (2,400,000)    (2,400,000)
    DEFICIT                                          (40,843,562)   (37,538,182)
                                                    ------------    -----------

      TOTAL STOCKHOLDERS' EQUITY                       4,237,413      7,542,793
                                                    ------------    -----------

                                                    $  6,229,168    $ 9,770,922
                                                    ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                 THREE MONTHS ENDED JULY 31,      NINE MONTHS ENDED JULY 31,
                                 ---------------------------      --------------------------


                                    1998           1997            1998            1997
                                    ----           ----            ----            ----


 REVENUES                        $        -      $   75,000      $         -  $   225,000
                                 ----------      ----------      -----------  -----------

 COSTS AND EXPENSES
 Research & Development             290,137         170,638          361,814      850,268
 General & Administrative         1,002,023       1,087,589        2,381,401    2,603,281
                                 ----------      ----------      -----------  -----------

 TOTAL COSTS AND EXPENSES         1,292,160       1,258,227        2,743,215    3,453,549
                                -----------      ----------      -----------  -----------

 LOSS BEFORE OTHER
 INCOME AND (CHARGES)            (1,292,160)     (1,183,227)      (2,743,215)  (3,228,549)

 OTHER INCOME AND (CHARGES):
 Interest Income                     31,200          92,206          124,348      327,361
 Gain on Trading Securities         (13,310)         97,648          105,573       97,648
 Other Charges                     (155,000)                        (731,799)    (432,800)
 Interest and Finance Costs         (21,512)        (19,308)         (60,287)     (59,702)
                                ------------    -----------      -----------  ------------

 TOTAL OTHER INCOME AND
 (CHARGES)                         (158,622)        170,546         (562,165)     (67,493)
                                ------------    -----------      -----------  ------------


 NET LOSS                       $(1,450,782)    $(1,012,681)    $ (3,305,380) $(3,296,042)
                                ============    ============     ============  ============

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING                      34,898,349      34,898,349       34,898,349    34,898,349
                                ============    ============    ============  ============



 LOSS PER SHARE OF COMMON
 STOCK                             $  (0.04)     $   (0.03)     $   (0.09)   $      (0.09)
                                ============    ===========     ==========    ============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                  NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)




                                        Preferred Stock     Common Stock
                                        ---------------     ------------                  Unrealized
                                                                             Additional    Loss on
                                         Number             Number             Paid-in    Long-Term
                                       of Shares  Amount  Of Shares  Amount    Capital    Investment     Deficit       Total
                                       ---------  ------  ---------  ------    -------    ----------     -------       -----

BALANCE - NOVEMBER 1, 1997             1,000,000  $1,000  34,898,349 $34,895 $47,445,080 $(2,400,000) $(37,538,182)  $7,542,793



Net Loss for the nine months
 ended July 31, 1998                                                                                    (3,305,380)  (3,305,380)
                                       ---------  ------  ---------- -------  ----------  ----------   -----------   ----------
BALANCE - July 31, 1998                1,000,000  $1,000  34,898,349 $34,895 $47,445,080 $(2,400,000) $(40,843,562)   $4,237,413
                                       =========  ======  =========   ======   =========   =========    ===========  ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                              FOR THE NINE MONTHS ENDED JULY 31,
                                              ---------------------------------

                                                       1998          1997
                                                     -------          ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $(3,305,380)     (3,296,042)
Gain from Marketable Securities                      (105,572)       (111,098)
Loss on Other Asset                                   449,000
Loss on Assignment of Advances to
 Nordic Gaming                                        272,548
Depreciation                                           50,161          52,470
Allowance for valuation accounts                                      167,800
Adjustments to reconcile net loss to net
 cash used in operating activities:
  (Increase) in Other Assets                                          (39,185)
    Increase (Decrease) in;
      Accounts Payable                                 93,729         191,241
      Interest Payable                                 60,535          32,201
      Accrued Officer's Salaries                     (489,843)        141,272
      Accrued Officer's Benefits                       93,000          93,000
                                                    ----------     -----------
CASH USED IN OPERATING ACTIVITIES                  (2,881,822)     (2,768,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Trading Securities                                1,193,462      (1,000,000)
  Advances to Nordic Gaming                          (200,000)       (387,670)
  Assignment of interest in Nordic Gaming             300,000
  Collections from ITB Inc.                            50,245
  Investments & Advances - Other                     (200,000)       (546,213)
  Proceeds from Sale of Other Asset                   151,000
  Decrease in Deposits and Other                      (35,981)
  Acquisition of Property and  Equipment              (14,708)        (46,203)
                                                   ----------      -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     1,244,018      (1,980,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of  Notes Payable                            (753)       (278,741)
  Issuance of Options Payable                                         165,000
                                                   ----------      ------------
 CASH USED IN FINANCING ACTIVITIES                       (753)       (113,741)


DECREASE IN CASH                                   (1,638,557)     (4,862,168)

CASH BALANCE - BEGINNING                            2,399,491      10,385,292
                                                   ----------      ------------

CASH BALANCE - ENDING                             $   760,934      $5,523,124
                                                    =========      ============



CASH PAID FOR
 Interest                                         $        -         $  27,500
                                                    =========      ============

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

The accompanying unaudited financial statements include the accounts of LVEN, and its wholly-owned subsidiaries: Las Vegas Communications Corp. ("LVCC"), Casino-Co Corporation. and Pacific DNS, Inc, and its majority-owned subsidiary, Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1997.


2.        INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED
          BREEDERS INC.

     Investments in and advances to  International  Thoroughbred  Breeders  Inc.
          ("ITB") consist of the following as of;

                                        July  31, 1998     October 31, 1997
                                        --------------     ----------------

 (A)      Investment in ITB Stock         $5,900,000          $5,900,000
           Less Valuation to Market       (2,400,000)         (2,400,000)
                                          ----------          -----------
                                           3,500,000           3,500,000
          Advances to ITB                     54,319             104,564
                                          ------------        -----------

                                          $3,554,319          $3,604,564
                                          ==========          ==========

     (A) On January 22, 1996, the Company sold the assets and liabilities of the El Rancho Hotel and Casino in Las Vegas, Nevada (the "El Rancho" or "the Property") to ITB for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash; (ii) the issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 the ("A-Note") which A-Note was paid in full on March 15, 1996; (iii) the issuance of an 8% promissory note in the principal amount of $10,500,000 (the "B-Note") and (iv) the assumption by ITB of existing mortgage indebtedness and accrued interest of $14,000,000. In addition, once the Property was developed, the Company was entitled to share in a percentage of the ongoing adjusted cumulative cash flow from the operation of the Property up to $160,000,000, as provided in the ITB Sale Agreement (the "El Rancho Cash Flow Interest").

          On May 22, 1997, LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares of ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire the El Rancho Cash Flow Interest. In order to effect such transaction, ITB was required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow
          Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. Both the Conversion Shares and the Acquisition Shares are subject to certain restrictions.

          On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs sought, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further sought to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest.

          On July 2, 1998, the Company entered into a Stipulation and Agreement of Compromise with all such parties (see Part II, Item I, Legal Proceedings). Upon effectiveness of the Settlement as it relates to LVEN, the Company will obtain the right (exclusive for a period of 120 days (subject to extension in certain circumstances) (the "Exclusive Period") and nonexclusive with ITB for an additional 150 days (the "Non-Exclusive Period" and together with the Exclusive Period, the "Escrow Period"), in each case following the date of mailing of the Notice of the Settlement to ITB's shareholders) to effect a sale the El Rancho Property, and to retain all sale proceeds in excess of amounts required under the Stipulation and Agreement to be paid to
          ITB's primary lender or any substituted lender ($44.2 million) and certain amounts which may be required to be paid to certain other parties. In the event that the Company does not effect a sale of the El Rancho property during the Exclusive Period, then ITB will have the right, in the absence of a qualifying sale by LVEN, to effect a sale of the Property during the Non-Exclusive Period for consideration of not less than $56.1 million, out of which amount $12 million ($10 million net of the payment of $2 million to NPD) will be paid over to the Company. If no sale of the El Rancho property has then occurred, LVEN will have the option, exercisable during the last 30 days of the Escrow Period, to arrange for a refinancing of the El Rancho property and thereby to extend for a period of time up to one year the period of time during which LVEN may effect a qualifying sale of Property, computed as provided in the Stipulation and Agreement. Upon the effectiveness of the Settlement as to LVEN, all prior agreements between or among LVEN and

          ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, will be terminated and the Company will return such shares to ITB for cancellation.

          In contemplation of such a settlement, the Company, in conjunction with ITB, arranged for the potential sale of the El Rancho Property to a third party, which sale, if completed, would result in approximately $10.5 million of proceeds in exchange for LVEN returning all its shares, and claims to future shares, of ITB common stock. However, such agreement is subject to final negotiations with ITB, its lenders, the buyer, and the settlement of all outstanding litigation as discussed above including the receipt of all necessary court approvals. In contemplation of such settlement and potential sale, the Company made an advance of $200,000 to the principal of the buying group as a prepaid commission. Such advance is included in Other Investments and Advances as July 31, 1998.


3.     INVESTMENTS AND ADVANCES TO NORDIC GAMING CORPORATION

         During 1997, the Company was granted an option to acquire from Mr. Nunzio P. DeSantis, the then Chief Operating Officer of ITB, eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). Nordic owns certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Ontario, Canada. The Company also advanced $1,300,000 through April 30, 1998 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997. Such advances, which were due and payable on August 27, 1998, bear interest at a rate of 10% per annum, and are secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack.

         The Company has assigned its debt, mortgage and all other security in the Fort Erie Racetrack to an Ontario, Canada Limited Corporation. The Company also waived its option to acquire the 80% interest in Nordic Gaming. The consideration for the assignment and waiver was $975,000, of which (i) $300,000 was paid May 5, 1998, (ii) $675,000 was subsequently paid in August 1998. The Company has reserved $272,000 on the assignment of this debt which is reflected in other charges during the nine month period ended July 31, 1998.

4.     DEPOSITS AND OTHER

       Deposits and other consist of the following as of;

                                                 July 31, 1998  October 31,1997
                                                 -------------  ---------------


(A)    Deposit on Nordic Gaming Aircraft Lease      $      -      $ 600,000
(B)    Deposit on Stan Irwin Enterprises
       Aircraft Purchase                             825,874        789,893
                                                    --------      ----------

                                                    $825,874     $1,389,893
                                                   =========     ==========

     (A) The Company provided to Nordic Gaming Corporation ( see Note 3) a $600,000 certificate of deposit as collateral for an irrevocable letter of credit in favor of an aircraft leasing company. The certificate of deposit was to be returned to the Company upon the earlier of (i) receipt of any permanent financing relating to the Fort Erie Race Track, (ii) any other capital infusion of $1,000,000 or more, or (iii) at the expiration of the aircraft leasing agreement in September 2004. However, Nordic Gaming became delinquent in its lease payments, and the aircraft leasing company exercised its rights under the lease arrangement and repossessed and sold the plane because of such default. On April 28, 1998, the Company received $151,000 of the proceeds of such sale after all costs and expenses of the repossession and sale (including the payment of delinquent loan payments) had been deducted. Due to the above, the Company reflected a reserve of $450,000 which is included in other charges during the nine-months ended July 31, 1998,

     (B) The Company provided a certificate of deposit of $778,000 as security to a bank for a term loan of $778,000 that was obtained by Stan Irwin Enterprises Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. The Company may also use the plane up to twenty five hours per year at cost of approximately $1,200 hour. The certificate of deposit at all times remains the property of the Company and will earn interest to the benefit of the Company. At the end of two years from the date of purchase, Stan Irwin Enterprises has the option of returning the aircraft to the seller and receive the fair market value price. The certificate of deposit and all accrued interest will be returned to the Company at that time.

5.     OTHER MATTERS

       Nasdaq Listing

       On May 29, 1998, the Company was notified by the Nasdaq Stock Market ("Nasdaq") that its shares were scheduled for delisting due to the new minimum bid price requirement of $1 per share, which became effective February 23, 1998. The Company requested a hearing to the delisting procedures before the Nasdaq Listing Qualifications Panel to obtain a temporary extension to the new requirements. The Company was notified on July 29, 1998 by Nadsaq that such request was not granted. Pursuant to this notification, the Company requested that this decision be reviewed by a new Nasdaq listing qualifications panel. The Company has been notified by Nasdaq of a new hearing date scheduled for September 18, 1998. There is no assurance that the Company will be successful in its attempt to remain listed. The Company distributed to shareholders a proxy statement for the purpose of voting on a stock split that outlines the procedure for a reverse stock split in the amount of one-for-twenty that may enable the Company to retain its Nasdaq listing, or not effectuating a reverse stock split and thereby transferring all trading activity to the bulletin board system until such time, if any, that the Company is able to relist with Nasdaq. As of July 31, 1998, the Company had not yet received sufficient votes to ratify such stock split.



       Agreement with MG Entertainment

       On May 25, 1998, the Company entered into an agreement with MG Entertainment, a Brazilian Company ("MG"), to sell and deliver to MG 10,000 electronic bingo machines to be delivered at approximately 1,000 machines per month over a twelve month period. The agreement provides that the Company will be the exclusive provider to MG of the machines, or any other gaming machines, through 2008. The total expected cash payment for each machine will be $141,317 which shall be made by MG in 120 monthly installments as follows; four consecutive monthly installments of $1,307 starting 30 days after each machine is delivered, and thereafter, 116 monthly installments as follows; 25 monthly installments of $932, then 25 monthly installments of $1,065; and the remainder in monthly installments $1,331. For financial statement purposes, if the contract and business plan goes forward, the Company will reflect a sales price of approximately $81,000 for each machine (based upon an imputed interest rate of 10%) with $64,317 to be reflected as interest income over the life of the contract.

       The Company does not have a formal agreement for the purchase and financing of the Bingo machines, but has entered into discussions with a company for the purchase of up to 10,000 of these machines. The Company anticipates that the cost to the Company for each machine will approximate $12,000, which cost may vary depending on the style and accessories provided. The Company is currently seeking financing for the purchase of the machines, however the Company can give no assurance that any funding will ultimately be obtained, that the Company can ultimately enter into an acquisition agreement for the machines, that the machines will ultimately be installed, or that any revenue will be received from MG. Furthermore, the Company has not had the opportunity to fully review the currency, economic or political risks attendant on doing business outside the United States.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  Important Factors Relating to Forward Looking Statements. - In connection with certain forward- looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward- looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion for the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

Results of Operations

       LVEN was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities and businesses. The Company is also developing technology for the delivery of television and video programming, Internet access and telephony. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries, some of which may be developed in Brazil.

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997
-----------------------------------------------------------------------------

                  Revenues for the three months ended July 31, 1997 consisted of $75,000 of fees earned under an interim entertainment management agreement with ITB. There were no such fees earned under the agreement for the corresponding period in 1998.

                  General and Administrative expenses decreased $85,566 to $1,002,023 during the three months ended July 31, 1998 as compared to $1,087,589 in the corresponding period in 1997. The majority of the decrease related to travel and entertainment costs which decreased $148,000 to $190,000 for the three months ended July 31, 1998 as compared to $338,000 for the corresponding period in 1997. This decrease was offset by an increase in legal and professional costs of $178,000 to $371,000 for the three months ended July 31, 1998 as compared to $193,000 in the comparable period in 1997. The increase related mostly to costs incurred in connection with the actions filed by certain former and current directors of ITB, as well as legal and professional costs incurred in developing certain of the Company's projects in Brazil.

     Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $61,006 to $31,200 for the three months ended July 31, 1998 as compared to $92,206 for the corresponding period in 1997. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during three months ended July 31, 1998 as compared to the corresponding period in 1997. The Company realized gains from the sale of marketable securities of $105,573 during the three months ended July 31, 1998 ($118,883 of such gains were previously reflected as unrealized, resulting in an unrealized loss of $13,310 for the three months ended July 31, 1998). Unrealized gains from marketable securities were $97,648 in the comparable period in 1997. Interest Expense for the for the three months ended July 31, 1998 remained consistent with the corresponding period in 1997 as the average indebtedness outstanding during the three months ended July 31, 1998 was consistent with the corresponding period in 1997.

                  Research and Development expenses which relate to the development of voice, video and data communication technology increased $119,499 to $290,137 during the three months ended July 31, 1998 as compared to $170,638 for the corresponding period in 1997. The majority of the increase related to the payment of consulting fees paid to individuals developing technology to be used in the Company's intended telephony operations in Brazil.

                  Other Income and Charges for the three months ended July 31, 1998 consisted of an additional $155,000 charge that resulted from assignment of the Company's debt from Nordic Gaming to a third party in addition to the amounts previously provided.

Nine  Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997
----  ----------------------------------------------------------------------

                  Revenues for the nine months ended July 31, 1997 consisted of $225,000 of fees earned under an interim entertainment management agreement with ITB. There were no such fees earned under the agreement for the corresponding period in 1998.

                  General and Administrative expenses decreased $221,880 to $2,381,401 during the nine months ended July 31, 1998 as compared to $2,603,281 in the corresponding period in 1997. The majority of the decrease related to travel and entertainment costs which decreased $367,000 to $379,000 for the nine months ended July 31, 1998 as compared to $746,000 for the corresponding period in 1997. This decrease was offset by an increase in legal and professional costs of $245,000 to $640,000 for the nine months ended July 31, 1998 as compared to $394,000 in the comparable period in 1997. The increase related mostly to costs incurred in connection with the actions filed by certain former and current directors of ITB (see "Litigation") as well as legal and professional costs incurred in developing certain of the Company's projects in Brazil. Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

                  Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $203,013 to $124,348 for the nine months ended July 31, 1998 as compared to $327,361 for the corresponding period in 1997. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the nine months ended July 31, 1998 as compared to the corresponding period in 1997. The Company realized gains from the sale of marketable securities of $105,573 during the nine months ended July 31, 1998. Unrealized gains from marketable securities were $97,648 in the comparable period in 1997. Interest Expense for the for the nine months ended July 31, 1998 remained consistent with the corresponding period in 1997 as the average indebtedness outstanding during the nine months ended July 31, 1998 was consistent with the corresponding period in 1997.

                  Other Income and Charges for the nine months ended July 31, 1998 consists of a $445,000 charge related to the forfeiture of an airplane deposit made on behalf of Nordic Gaming Inc, and a charge of $275,000 that resulted from the assignment of the Company's debt from Nordic Gaming to a third party. Other Income and Charges for the nine months ended July 31, 1997 included charges of (i) $100,000 from the settlement of certain litigation, (ii) $167,800 to reflect the carrying value of a certain note receivable, and (iii) $165,000 relating to the issuance to Mr. Nunzio DeSantis, now the Chief Operating Officer of ITB, of 1,500,000 options to acquire shares of the Company's Common Stock at an exercise price of $1 per share. These options were issued as part of consideration for providing a $6,000,000 standby funding commitment, and in accordance with Statement of Financial Standards No. 123, were valued per the Black Scholes Valuation Model at $165,000 ($.11 per share), and reflected as an expense.

Liquidity and Capital Resources
-------------------------------

       The Company has experienced operating losses since its inception. For the nine month period ended July 31, 1998 and the fiscal year ended October 31, 1997, the Company experienced net losses (including reserves) of $3,305,380 and $6,752,405, respectively. The Company anticipates that it will continue to experience losses as it continues working on its development plans, including the development of a technology for the delivery of television and video programming, Internet access, and telephony. Even after the Company's development plans are completed, there can be no assurance that the Company will be profitable. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings.

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

     As of July 31, 1998, the Company had approximately $761,000 in cash and marketable securities and believes that its current cash and receivables, including the collection of $675,000 in August 1998 from the assignment of the advance made to Nordic Gaming will be sufficient to meet its cash requirements for the next 12 months, as well as the repayment of existing debt of $775,000 at July 31, 1998. The Company may, if necessary to meet its cash requirements over the next 12 months, liquidate certain of its investments, including its current and potential future holdings of shares of ITB common stock. The Company may require additional capital to develop a telecommunications company in Brazil or acquire the bingo machines necessary to fulfill the sale to MG Enterprises. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. In addition, the Company was notified by the Nasdaq Stock Market that its shares were scheduled for delisting due to the new minimum bid price requirement of $1 per share, which became effective February 23, 1998. The Company requested a hearing to the delisting procedures before the Nasdaq Listing Qualifications Panel to obtain a temporary extension to the new requirements. The Company was notified on July 29, 1998 by Nadsaq that such request was not granted. Persuant to this notification, the Company requested that this decision be reviewed by a new Nasdaq listing qualifications panel. The Company has been notified by Nasdaq of a new hearing date scheduled for September 18, 1998. There is no assurance that the Company will be successful in its attempt to remain listed. If the Company is de- listed from the Nasdaq SmallCap Market, this might result in the Company having difficulty in placing its securities with prospective investors.

     Notes Receivable. As of July 31, 1998, the Company has the following outstanding notes receivable:

       As of July 31, 1998, the Company had advances outstanding of $675,000 under a credit facility made to Nordic Gaming for which the Company has reached an agreement to assign its debt, mortgage and all other security in the Fort Erie Racetrack to an Ontario, Canada Limited Corporation. The $675,000 was subsequently paid to the Company in August 1998.

       As of July 31, 1998, the Company provided a certificate of deposit of $778,000 as security for a letter of credit issued on behalf of Stan Irwin Enterprises, Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at a cost to Mr. Corazzi of approximately $1,200 per hour. The Company may also use the plane up to twenty five hours per year. The certificate of deposit at all times remains the property of the Company and will earn interest to the benefit of the Company. At the end of two years from the date of purchase, Stan Irwin Enterprises, Inc. has the obligation of returning the aircraft to the seller and receive the fair market value price. It is anticipated that the certificate of deposit and all accrued interest ($47,874 at July 31, 1998) will be returned to the Company at that time.

       As of July 31, 1998, the Company has made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of July 31, 1998, $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company has previously provided a $812,606 allowance against this advance, for a net investment of $100,000 as of July 31, 1998.

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

     On July 2, 1998, Las Vegas Entertainment Network, Inc., certain of its subsidiaries, CountryLand Properties, Inc., Casino-Co Corporation, and LVCC and the Company's Chairman and CEO, entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation and Agreement") by and among the Company and such affiliates, on the one hand, and Frank A. Leo, Robert
J. Quigley, Francis W. Murray, Charles R. Dees, Jr., The Family Investment Trust (Henry Brennan, Trustee), NPD, Inc. ("NPD"), Nunzio P. DeSantis, Anthony Coelho, Michael Abraham, Joseph Zappala, Joseph A. Corazzi, Kenneth S. Scholl, International Thoroughbred Breeders, Inc. ("ITB"), D&C Gaming Corporation, James
J. Murray, John Mariucci, Frank Koenemund, Robert W. Green, Robert E. Brennan and Orion Casino Corporation, on the other hand, to resolve the pending stockholder derivative litigation brought in the name of ITB in the Delaware Court of Chancery. The effectiveness of the settlement described in the Stipulation and Agreement (the "Settlement"), as it relates to the Company and its affiliates, is subject, among other things, to Delaware Chancery Court approval of all of the terms and conditions of the Settlement following notice to ITB's stockholders, the consent of ITB's primary lender (the "ITB Lender Approval"), and LVEN's approval of the terms and conditions of the ITB Lender Approval.

                  Upon effectiveness of the Settlement as it relates to LVEN, the Company will obtain the right (exclusive for a period of 120 days (subject to extension in certain circumstances) (the "Exclusive Period") and nonexclusive with ITB for an additional 150 days (the "Non-Exclusive Period" and together with the Exclusive Period, the "Escrow Period"), in each case following the date of mailing of the Notice of the Settlement to ITB's shareholders) to effect a sale of ITB's non-operating El Rancho Hotel and Casino property in Las Vegas, Nevada (the "Property"), and to retain all sale proceeds in excess of amounts required under the Stipulation and Agreement to be paid to ITB's primary lender or any substituted lender ($44.2 million) and certain amounts which may be required to be paid to certain other parties. In the event that the Company does not effect a sale of the El Rancho property during the Exclusive Period, then ITB will have the right, in the absence of a qualifying sale by LVEN, to effect a sale of the Property during the Non-Exclusive Period for consideration of not less than $56.1 million, out of which amount $12 million ($10 million net of the payment of $2 million to NPD) will be paid over to the Company. If no sale of the El Rancho property has then occurred, LVEN will have the option, exercisable during the last 30 days of the Escrow Period, to arrange for a refinancing of the El Rancho property and thereby to extend for a period of time up to one year the period of time during which LVEN may effect a qualifying sale of Property, computed as provided in the Stipulation and Agreement. Upon the effectiveness of the Settlement as to LVEN, all prior agreements between or among LVEN and ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, will be terminated and the Company will return such shares to ITB for cancellation.

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


                                             Date:    September 14, 1998
                                                      ------------------

                                             By:      /s/ Carl Sambus
                                                      ---------------
                                                      Carl Sambus Executive Vice
                                                      President     and    Chief
                                                      Financial  Officer  (chief
                                                      financial    officer   and
                                                      accounting   officer   and
                                                      duly authorized officer)