Form 10KSB
period 1998-10-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1999-02-17
CIK 872588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended October 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                       For the transition period from ____  to _____

Commission file number 0-21270

                      LAS VEGAS ENTERTAINMENT NETWORK, INC.
              (Exact name of small business issuer in its charter)

                         DELAWARE                              94-3123854
                         --------                              ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                  or organization)                          Identification No.)

                 1801 Century Park East, 23rd Floor
                 Los Angeles, California                          90067
                 -----------------------                          -----
           (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (310) 551-0011

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KB or any amendment to this Form 10-KB. [X ]

           State issuer's revenues for its most recent fiscal year:  -0-

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,142,559 computed on the basis of the average bid and asked prices of the Common Stock of $1.75 per share as reported by NASDAQ on January 31, 1999.

     Number of common shares outstanding of the issuer's classes of Common Stock as of January 31, 1999: 1,831,167

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I
Item 1.   BUSINESS

Development of Business

          Las Vegas Entertainment Network, Inc. ("LVEN" or the "Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities including real estate redevelopment. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries.

          The Company initially developed, produced and distributed television programming featuring entertainment in Las Vegas, Nevada. The Company changed its focus to the gaming industry in 1993 with the acquisition of the El Rancho Hotel and Casino in Las Vegas, Nevada (the "El Rancho" or the "Property") for $36,500,000. However, on January 22, 1996, the Company sold the El Rancho to International Thoroughbred Breeders, Inc. ("ITB") for $43,500,000, consisting of cash, notes and assumption of debt. As part of the January 22, 1996 sale agreement with ITB (the "ITB Sales Agreement"), as subsequently amended, once the Property was opened and all invested amounts had been recouped by ITB and the Company, which the Company provided no assurance could be achieved, the Company was to receive as additional consideration for entering into the ITB Sale Agreement a fifty percent (50%) interest in the adjusted cumulative cash flow (as defined) from the operation of the Property as so developed for a period of six (6) years following the opening of the Property and the commencement of operations, and thereafter a twenty-five percent (25%) interest in adjusted cash flow from operations until such time as it has received an aggregate of One Hundred Sixty Million Dollars ($160,000,000), but only after ITB and the Company first received 100% of the adjusted cash flow until all invested amounts had been recouped. In addition, commencing with the development of the Property, the Company's Las Vegas Communications Corporation subsidiary ("LVCC") was granted an exclusive contract for up to twenty (20) years to provide entertainment at the Property, which if implemented, would have provided for minimum annual fees of $800,000, plus additional commissions.

          On May 22, 1997, LVEN converted the $10.5 Million receivable remaining from the sale of the El Rancho together with accrued interest thereon of $1.1 Million into 2,093,868 shares of restricted ITB common Stock. On May 22, 1997, LVEN and ITB also agreed, subject to approval of the Boards of Directors of both companies, that as soon as practicable, ITB would acquire LVEN's continuing interest in the adjusted cumulative cash flow (as defined) of the El Rancho (the "El Rancho Cash Flow Interest"), in consideration of which ITB would issue to LVEN that number of shares of ITB common stock equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing date. The shares were subject to certain restrictions. On or about September 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery. The plaintiffs sought, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further sought to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest. This litigation was settled and dismissed on January 29, 1999 commensurate with receipt of the final approval of a compromise and settlement with all such parties (see Item I, "Description of Current Business, Investment in ITB").

          Upon the effectiveness of the Settlement as to LVEN, all prior agreements between or among LVEN and ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, were terminated and the Company returned all such shares to ITB for cancellation. In return, the Company has the right to market and sell the El Rancho Property and may retain such net cash proceeds from that sale over and above $44.6 Million, if any, or it has the right to provide financinig or a joint venture partner to redevelop the Property (see Item I, "Description of Current Business, Investment in ITB").

          The Company has also identified a major business opportunity to be developed in Brazil, when if implemented, for which there can be no assurance, will substantially alter the direction of the Company (See Item I, "Description of Current Business, Development of Electronic Bingo Machines Business in Brazil").

          Description of Current Business

Investment in ITB .

     On January 22, 1996, the Company sold the assets and liabilities of the El Rancho Hotel and Casino in Las Vegas, Nevada (the "El Rancho" or "the Property") to ITB for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash; (ii) the issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 (the "A-Note") which A-Note was paid in full on March 15, 1996; (iii) the issuance of an 8% promissory note in the principal amount of $10,500,000 (the "B-Note") and (iv) the assumption by ITB of existing mortgage indebtedness and accrued interest of $14,000,000. In addition, once the Property was developed, the Company was entitled to share in a percentage of the ongoing adjusted cumulative cash flow from the operation of the Property up to $160,000,000, as provided in the ITB Sale Agreement (the "El Rancho Cash Flow Interest").

     On May 22, 1997, the Company, ITB and Credit Suisse First Boston Mortgage entered into a certain Bi- lateral agreement and a certain Tri-lateral agreement whereby LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares of ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire the El Rancho Cash Flow Interest. In order to effect such transaction, ITB was required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. Both the Conversion Shares and the Acquisition Shares are subject to certain restrictions.

     On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs sought, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further sought to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest. On January 29, 1999, all such parties gave their final approval a Stipulation and Agreement of Compromise (described below) and all such litigation has been settled and dismissed

     On July 2, 1998, the Company entered into a Stipulation and Agreement of Compromise with all such parties. Pursuant to the Settlement Stipulation as finally approved by the Delaware Court in October, 1998; (i) the Company was granted the exclusive right to market and sell the El Rancho for a 120-day period, which period expired on November 20, 1998; (ii) from November 20, 1998 until April 19, 1999, the Company has a right, coextensive with ITB, to market and sell the El Rancho Property site, (iii) if the Company closes a sale of the El Rancho prior to April 19, 1999, then the Company receives the proceeds of such sale in excess of $44.2 million; (iv) in order to exercise its coextensive rights, ITB must close a sale of the El Rancho prior to April 19, 1999 for at least $56.2, out of which amount approximately $10 million would be paid to the Company, (v) if, on or before April 17, 1999, the Company consummates a refinancing of the El Rancho that results in loan proceeds of at least $44.2 million, then the Company may continue to market the El Rancho for an additional period that is 50% of the period of the refinancing loan. In exchange for the foregoing rights, the Company is obligated to; (i) release all claims against the parties to the litigation, CSFB and the certain law firms; (ii) return to ITB for cancellation the 2,093, 868 shares of ITB common stock that were previously issued to Casino-Co Corporation, a subsidiary of the Company, in consideration for the prior cancellation of a $10.5 million promissory note from ITB to the Company; (iii) release any interest in certain shares of ITB stock held by NPD, Inc. which shares are to be repurchased by ITB; (iv) pay 50% of the carrying cost on the El Rancho during a portion of the period for which the Company has the right to market and sell the El Rancho (presently estimated to be $50,000 per month); and (v) consent to the cancellation of all contracts between ITB and the Company, including those involving future profit-participation rights in the El Rancho as well as the Company's entertainment management contract for the El Rancho Property Site. All parties agreed to the terms of this settlement agreement on January 29, 1999.

     Upon the effectiveness of the Settlement as to LVEN, all prior agreements between or among LVEN and ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, were terminated and the Company returned all such shares to ITB for cancellation.

     Pursuant to the Company's rights under the settlement, the Company has developed three alternatives of which there can be no assurance any can be achieved. The first alternative is to repurchase and resell the Property. The remaining two alternatives are redevelopments under which the Company would receive a similar participation as described in the initial ITB transaction. Each redevelopment plan requires the potential partners to finance either the construction and redevelopment of additional rooms and gaming and entertainment attractions and/or the remodeling of the existing facilities which consist of approximately 20 acres, 100 hotel rooms, a 52-lane bowling alley, a parking structure for 600 cars and approximately 100,000 square feet of gaming and retail space. The Company expects to finalize a partnership plan or an outright sale of the Property by the end of the second fiscal quarter, however no assurance can be made that such plan or outright sale can be made.

Development of Electronic Bingo Machine Business in Brazil

     On May 25, 1998, the Company's Casino-Co subsidiary entered into an agreement with MG Entertainment, a Brazilian Company ("MG"), to provide Bingo Machines to MG. The opportunity to provide bingo machines to Brazil was created when the Brazilian government legalized their use in limited quantities for existing bingo halls. MG is currently operating bingo halls and therefore qualifies for the deployment of machines under this law. MG is located in Porta Alagre, Brazil and has planned developments for multiple locations in which they will commence deployment of the machines.

     Under terms of the agreement, Casino-Co will sell and deliver to MG 10,000 electronic bingo machines to be delivered at approximately 1,000 machines per month over a twelve month period. The schedule and number of machines may vary according to development and successful implementation of the plan. The agreement provides that the Company will be the exclusive provider to MG of the machines, or any other gaming machines, through 2008. The total expected cash payment for each machine will be $141,317 which shall be made by MG in 120 monthly installments as follows; four consecutive monthly installments of $1,307 starting 30 days after each machine is delivered, and thereafter, 116 monthly installments as follows; 25 monthly installments of $932, then 25 monthly installments of $1,065; and the remainder in monthly installments $1,331. For financial statement purposes, if the contract and business plan goes forward, the Company will reflect a sales price of approximately $81,000 for each machine (based upon an imputed interest rate of 10%) with $64,317 to be reflected as interest income over the life of the contract.

     The Company does not have a formal agreement for the purchase and financing of the Bingo machines, but has entered into discussions with several companies for the purchase of up to 10,000 of these machines. The Company anticipates that the cost to the Company for each machine will approximate $12,000, which cost may vary depending on the style and accessories provided. The Company is currently seeking financing for the purchase of these machines and is currently negotiating the final terms of such a financing arrangement. Under the terms of one agreement, the potential lender has committed on a firm basis to the financing of a minimum of 3,600 machines over a twelve month period to be financed in traunches of a minimum of 300 units, dependent upon the receipt of all necessary credit insurance. Under the potential agreement, the Company will receive net proceeds of $2,500 per machine after all costs (in traunches of 300 machines). If the Company completes this financing, which there can be no assurance, the lender would receive a 10% interest in Casino-Co. However the Company can give no assurance that any funding will ultimately be obtained, that the Company can ultimately enter into an acquisition agreement for the machines, that the machines will ultimately be installed, or that any revenue will be received from MG.

          Nordic Gaming (Fort Erie Racing Operations)

     During 1997,  the Company was granted an option to acquire from Mr.  Nunzio
P. DeSantis, formerly the Chairman of the Board of ITB, his eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). The remaining 20% of Nordic was owned by Canadian citizens not affiliated with the Company. On August 23, 1997, Nordic acquired certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Ontario, Canada. The Fort Eric Racetrack offers live, as well as simulcast, thoroughbred horse racing. Additionally, the racetrack was notified by the Ontario Lottery Corporation that it was eligible to receive 621 video lottery terminals ("VLTs") and may receive an additional 130 VLTs or more based upon performance. However, before any of these VLTs were to be received, the racetrack and the Provincial Government of Ontario, Canada had to come to an agreement as to the percentage of the net revenues from the VLTs that can be kept by the race track. Furthermore, the Company and Nordic would have to obtain the necessary gaming licenses.

     In consideration for receiving the option, which expired June 1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide Nordic a working capital line of credit as described below, and (iii) agreed to the issuance to Mr. Nunzio P. DeSantis of 1,000,000 shares of a new Series A Preferred Stock that entitled Mr. DeSantis to certain voting rights in a ratio of 20 votes for each share of preferred stock on matters of stock splits and certain other matters to be designated by the Board of Directors. In addition to the deposit above, the Company expended $134,548 for financing and legal costs in connection with the proposed acquisition.

     The Company advanced $1,300,000 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997. Such advances, which were due and payable on August 27, 1998, were to bear interest at a rate of 10% per annum, and were secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. On August 27, 1998 the Company assigned its debt, mortgage and all other security in the Fort Erie Racetrack to an Ontario, Canada Limited Corporation. The Company also waived its option to acquire the 80% interest in Nordic Gaming. The consideration for the assignment and waiver was $1,025,000 in cash and the assumption of $100,000 of debt. The Company has reflected a charge of $168,000 on the assignment of this debt during the year ended October 31, 1998. Concurrent with the assignment of the debt, and the waiver by the Company to acquire the 80% interest in Nordic Gaming, the Company canceled the 1,000,000 shares of Series A Preferred Stock issued to Mr. DeSantis.

Electronic Media Delivery

     The Company formed a subsidiary, Electric Media Company Inc. ("EMC"), to develop technology, that if successful, of which the Company can give no assurance, will allow delivery of video voice and/or data communications over electric power lines or other forms of transmission including cable, telephone and microwave. EMC is 75% owned by the Company and 25% owned by Mr. Nunzio DeSantis, formerly Chairman of the Board of ITB.

     In prior years, EMC entered into agreements for the development of this technology with two joint venture partners/developers. The first agreement called for the development of video, voice and data communication over existing power lines. This project has been abandoned by the Company. The second agreement called for the development of a communications network in Guatemala and Central America for the provision of telephone, video, voice and/or data communications. In accordance with the joint venture agreement, if EMC proceeds, the Company was to deliver to the joint venture partner/developer; (i) up to $500,000 for general start up and market costs, (ii) 500,000 restricted shares of LVEN common stock upon successful completion of the field test and demonstration of its economic viability, (iii) monthly renumeration of $15,000 upon successful completion of the field test and demonstration of its economic viability, (iv) an additional 500,000 restricted shares of LVEN common stock for each 150,000 telephones installed, up to a maximum of 2,500,000 shares, and (v) 20% of the net profits once EMC has recouped all its costs, plus a return of 6% thereon. As of October 31, 1998, all operational contracts have now been voided, and this project has been put on hold by the Company, pending final development of the Company's other gaming projects.

     For the years  ended  October  31,  1998 and  1997,  the  company  expended
$503,000 and $1,031,000, respectively in developing this technology. Such amounts have been reflected in the accompanying financial statements as research and development costs,.

Live Entertainment Management

     As part of the sale of the El Rancho Property to ITB in 1996, the Company obtained a contract to manage all aspects of the entertainment activities at the proposed "CountryLand" Hotel and Casino. Concurrent with the ITB settlement and stipulation agreement entered into on July 2, 1998, this agreement has been canceled.

Other

     The Company is actively seeking other investments and acquisitions in the communications, gaming and lodging industries, and currently has several projects under consideration, subject to further due-diligence and analysis. These investments may include acquiring interests in communication companies, casinos, hotels or other ancillary businesses in the gaming industry. The Company has entered into an investment banking agreement to raise additional working capital for its wholly-owned Casino-Co subsidiary and its Brazilian gaming machine project. Pursuant to a proposed offering, the Company may distribute shares of Casino-Co to current shareholders. The Company can give no assurance that any of these contemplated transactions will close or occur as the successful closing of any of the contemplated transactions is subject to many variable factors, a significant number of which are outside the control of the Company.

Governmental Regulation and Licensing

     The ownership and operation of casino gaming facilities are subject to the laws of each local territory, state or Country and the regulations promulgated thereunder and to licensing and regulatory control by the respective gaming authorities. The laws, regulations and supervisory procedures of the gaming authorities are based upon declarations of public policy which are concerned with, among other things, (i) the character of persons having any direct or indirect involvement with gaming, (ii) application of appropriate accounting practices and procedures, (iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal fiscal affairs and the safeguarding of assets and revenues, (iv) record keeping and reporting to the gaming authorities, (v) fair operation of games, and (vi) the raising of revenues through taxation and licensing fees. Pursuant to various inquiries the Company and certain officers have provided information to various states, provinces and Countries in connection with their inquiry into the financing, business transactions and financial reporting.

     ITB's operations through certain of its subsidiaries at Garden State Park and Freehold Raceway in New Jersey are subject to regulation by the New Jersey Racing Commission (the "Racing Commission" ) under the Racing Act of 1940, as amended and supplemented (the "Racing Act") and the rules and regulations of the Racing Commission, and by the New Jersey Casino Control Commission (the "CCC"). Under the Racing Act, no person may hold or acquire, directly or indirectly, beneficial ownership of more than 5% of the voting securities of ITB without the approval of the Racing Commission. The issuance by ITB to the Company of 2,093,868 shares of ITB's Common Stock required Racing Commission approval as it exceeded the 5% threshold (see Item I, "Description of Current Business, Investment in ITB"). In reliance on prior management of ITB, neither ITB nor LVEN sought the prior approval of the Racing Commission for the issuance of the shares to LVEN and accordingly, both are in violation of the Racing Act. As a result of this, the Company was assessed a $40,000 penalty by the New Jersey Gaming Commission which is payable by the Company by March 1, 1999.

     The Company, or its subsidiaries, may apply for the necessary governmental licenses, permits and approvals for the ownership and operation of a casino and race track facilities. However, there can be no assurances that any licenses, permits or approvals that may be required will be given or that once received, they will not be suspended or revoked.

Employees

     The Company currently has 2 officers and 2 other full-time secretarial and administrative employees involved in corporate administration, accounting and marketing and development. The Company also employs various employees and consultants for gaming, communications, financing, architectural and security and maintenance matters who are engaged to work on either a consulting or part-time basis. Additional personnel may be hired as needed, or on a project by project basis. None of the Company's current employees are represented by unions, and the Company believes that its employee relations are good.

Year 2000 Disclosure

     The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. The total cost of the software and implementation will be insignificant and is expected to be completed by July 31, 1999. The Company is in the process of making the necessary updates to this equipment to ensure it will be effective in the year 2000. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be or have been borne by the processors and network companies. Should the Company, its vendors or the processing banks fail to resolve year 2000 issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by October 31, 1999.

Item 2.   DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 1801 Century Park East, Suite 2300, Los Angeles, California 90067 and consists of 2,000 square feet of office space, which it leases on a month-to-month basis from an unaffiliated party for $8,500 per month. The Company also leases, on a month-to-month basis, certain other office and storage facilities at an aggregate rental of $2,500 per month.

Item 3.   LEGAL PROCEEDINGS

     On or about September 10, 1997, two actions were filed in the Delaware Court of Chancery, each of which named the Company and its President, Joseph A. Corazzi, as defendants. The first such action, captioned Robert J. Quigley, Frank A. Leo and the Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15919-NC, ("Quigley") was a derivative suit brought by two former directors of International Thoroughbred Breeders, Inc. ("ITB") and an investment trust which alleged, among other things, that certain ITB directors beached their fiduciary duties to ITB. The Quigley complaint sought (i) a declaratory judgment that (a) the shares of ITB's common stock held by a company named NPD, Inc. could not be voted at any stockholders' meeting; (b) all actions taken by the current board of ITB were null and void; and c) certain purported "super-majority" voting provisions in ITB's by-laws remained in full force and effect and (ii) rescission of certain actions taken by ITB's Board, including but not limited to certain contractual rights or entitlements that involved the Company.

     Specifically,  with respect to the Company, the Quigley Complaint sought to
(i) rescind the issuance of 2,093,868 shares of ITB stock to the Company, (ii) invalidate certain contingent profit participation rights that existed in favor of the Company relative to the El Rancho Hotel and Casino project (the "El Rancho"), and (ii) rescind certain agreements entered into between or among the Company, ITB and/or Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), in connection with CSFB's refinancing of the El Rancho project.

     On November 7, 1997, the Company filed an Answer to the Quigley Complaint, in which the Company denied the substantive claims asserted against or with respect to the Company. Thereafter, the parties engaged in limited discovery in the Quigley action. While the Company believed it had meritorious defenses to this action and had been vigorously defending itself, the Company entered into an out-of-court settlement as discussed below involving all of the parties to the Quigley action, and on January 29, 1999 all such claims were dismissed.

     The second action, captioned James Rekulak v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Las Vegas Entertainment Network, Inc, Joseph A. Corazzi and International Thoroughbred Breeders, Inc, C.A. No. 15920-NC (Rekulak) was a derivative suit which repeated the allegations in the Quigley Complaint verbatim and sought the identical relief. The Company entered into an out-of-court settlement in the Rekulak action, and on January 29, 1999 all such claims were dismissed.

     The Company and its Chairman are named as defendants in an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of ITB, captioned Robert William Green v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR) ("Green"), in the United States District Court for the District of New Jersey. The Green complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of ITB, have diluted Green's interest in ITB through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD, which, subject to regulatory approval, grants Green the right to purchase approximately 50% of the shares of ITB's common stock held by NPD. The Company has also entered into an out-of-court settlement on this matter as discussed below, and on January 29, 1999 all such claims were dismissed.

     On July 2, 1998, Las Vegas Entertainment Network, Inc., certain of its subsidiaries, CountryLand Properties, Inc., Casino-Co Corporation, and LVCC and the Company's Chairman and CEO, entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation and Agreement") by and among the Company and such affiliates, on the one hand, and Frank A. Leo, Robert
J. Quigley, Francis W. Murray, Charles R. Dees, Jr., The Family Investment Trust (Henry Brennan, Trustee), NPD, Inc. ("NPD"), Nunzio P. DeSantis, Anthony Coelho, Michael Abraham, Joseph Zappala, Joseph A. Corazzi, Kenneth S. Scholl, International Thoroughbred Breeders, Inc. ("ITB"), D&C Gaming Corporation, James
J. Murray, John Mariucci, Frank Koenemund, Robert W. Green, Robert E. Brennan and Orion Casino Corporation, on the other hand, to resolve the pending stockholder derivative litigation brought in the name of ITB in the Delaware Court of Chancery. The effectiveness of the settlement described in the Stipulation and Agreement (the "Settlement"), as it relates to the Company and its affiliates, was subject, among other things, to Delaware Chancery Court approval of all of the terms and conditions of the Settlement following notice to ITB's stockholders, the consent of ITB's primary lender (the "ITB Lender Approval), and LVEN's approval of the terms and conditions of the ITB Lender Approval.

     Pursuant to the Settlement Stipulation as finally approved by the Delaware Court in October, 1998; (i) the Company was granted the exclusive right to market and sell the El Rancho for a 120-day period, which period expired on November 20, 1998; (ii) from November 20, 1998 until April 19, 1999, the Company has a right, coextensive with ITB, to market and sell the El Rancho Property site, iii) if the Company closes a sale of the El Rancho prior to April 19, 1999, then the Company receives the proceeds of such sale in excess of $44.2 million; (iv) in order to exercise its coextensive rights, ITB must close a sale of the El Rancho prior to April 19, 1999 for at least $56.2, out of which amount approximately $10 million would be paid to the Company, (v) if, on or before April 17, 1999, the Company consummates a refinancing of the El Rancho that results in loan proceeds of at least $44.2 Million, then the Company may continue to market the El Rancho for an additional period that is 50% of the period of the refinancing loan. In exchange for the foregoing rights, the Company is obligated to; (i) release all claims against the parties to the litigation, CSFB and the certain law firms; (ii) return to ITB for cancellation the 2,093, 868 shares of ITB common stock that were previously issued to Casino-Co Corporation, a subsidiary of the Company, in consideration for the prior cancellation of a $10.5 million promissory note from ITB to the Company;
(iii) release any interest in certain shares of ITB stock held by NPD, Inc. which shares are to be repurchased by ITB; (iv) pay 50% of the carrying cost on the El Rancho during a portion of the period for which the Company has the right to market and sell the El Rancho (presently estimated to be $50,000 per month); and (v) consent to the cancellation of all contracts between ITB and the Company, including those involving future profit-participation rights in the El Rancho as well as the Company's entertainment management contract for the El Rancho Property Site. All parties agreed to the terms of this settlement agreement on January 29, 1999.

     An objecting to the Settlement was filed by an individual with the Delaware Court of Chancery in August 1998. The individual claims to be a stockholder of LVEN, and in his Brief, he outlines what he characterizes as "potentially meritorious claims" which the Company, or a stockholder suing derivatively on behalf of the Company or individually and on behalf of a class could assert, including claims for breach of fiduciary in selling the El Rancho Property to ITB; for breach of fiduciary duty in converting the $10.5 million ITB note into ITB stock; for breach of fiduciary duty, waste of assets, and usurpation of corporate opportunity in various dealings with Nunzio P. DeSantis; for breach of fiduciary duty in entering into the Settlement for allegedly no consideration or grossly inadequate or illusory consideration; and other possible claims arising out of assertedly questionable money losing transactions which the Company has engaged in over the past several years. The Company believes these claims are without merit and intends to vigorously defend itself.

     The Company has filed an action against American Pastime West ("APW") seeking among other things to collect advance deposits it made to APW, and seeking clarification of any APW rights pertaining to the Stipulation Agreement and the sale of the El Rancho. This matter is still pending and the Company intends to vigourously pursue its rights.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last quarter of the year ended October 31, 1998, shareholders of the Company approved a 1 for 20 reverse stock split of the shares of the Company's common stock.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock has been traded on NASDAQ Stock Market since February 20, 1992 under the symbol LVEN. The following table shows the range of high and low bid quotations reported by NASDAQ in each fiscal quarter from November 1, 1996 to October 31, 1998.




                                                High              Low
                                                ----              ---
Fiscal 1997
Quarter ended January 31, 1997                  $11.20           $3.60
Quarter ended April 30, 1997                    $16.20           $7.40
Quarter ended July 31, 1997                     $11.80           $5.00
Quarter ended October 31, 1997                  $ 8.00          $ 4.20

Fiscal 1998
Quarter ended January 31, 1998                  $ 5.00           $1.25
Quarter ended April 30, 1998                    $ 4.36           $1.88
Quarter ended July 31, 1998                     $ 6.25           $1.25
Quarter ended October 31, 1998                  $ 5.63           $1.88

     The number of record holders of Common Stock as of January 31, 1999 was approximately 764. On January 31, 1999, the high and low bid asked prices for the Common Stock were $1.75 and $1.375 respectively.

     On October 16, 1998, the stockholders of the Company ratified a one for twenty reverse stock split of the shares of the Company's Common Stock. All disclosures and applicable per share data have been retroactively restated to reflect this reverse split.

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

Results of Operations

Year Ended October 31, 1998 Compared to Year Ended October 31, 1997

     Research and Development expenses which relate to the development of voice, video and data communication technology increased $528,059 to $503,187 during the year ended October 31, 1998 as compared to $1,031,246 for the corresponding period in 1997. The majority of the costs related to the payment of consulting fees paid to individuals developing technology to be used in the Company's intended telephone operations in Brazil. The Company has temporarily put on hold further development of this project.

     Write-Downs and Reserves for the year ended October 31, 1998 consists of a charge of $126,000 on the sale of the Nordic Gaming Line of Credit and an allowance of $57,000 relating to advances made to ITB, Inc. Write-Downs and Reserves for the year ended October 31, 1997 consisted of a charge of $417,356 to reflect the estimated carrying value of the note receivable from Malbec Inc; a charge of $167,800 to reflect the estimated carrying value of a note receivable from Tee One Up , and; a charge of $805,061 to reflect the estimated carrying value of notes receivable from Lake Tropicana.

     Programming costs, which related to write-downs made to the Company's television programming library to reflect management's estimate of its net realizable value, were $180,000 during the year ended October 31, 1997. There were no such costs in the corresponding period in 1997.

     General and Administrative expenses decreased $975,747 to $3,043,621 during the year ended October 31, 1998 as compared to $4,019,368 in the corresponding period in 1997. The majority of the decrease related to travel and entertainment costs which decreased $724,000 to $321,000 for the year ended October 31, 1998 as compared to $1,045,000 for the corresponding period in 1997. Wages and Salaries decreased $170,000 to $1,226,000 during the during the year ended October 31, 1998 as compared to $1,396,000 in the corresponding period in 1997. These decreases were offset by an increase in legal and professional costs of $101,000 to $899,000 for the year ended October 31, 1998 as compared to $798,000 in the comparable period in 1997. The increase related mostly to costs incurred in connection with the actions filed by certain former and current directors of ITB (see "Litigation") as well as legal and professional costs incurred in developing certain of the Company's projects in Brazil. Significant general and administrative expenses are expected to continue while the Company seeks new acquisitions and projects.

     Other Income and Charges for the year ended October 31, 1998 consists of a charge of $496,000 on the default of the Nordic Gaming Aircraft lease; a charge of $195,000 on the liquidation of a certificate of deposit used to secure an aircraft purchase by Stan Irwin Enterprises, and; a charge of $200,000 for a finders fee incurred on a potential sale of the El Rancho Hotel and Casino.

     Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $292,054 to $135,999 for the year ended October 31, 1998 as compared to $428,053 for the corresponding period in 1997. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the year ended October 31, 1998 as compared to the corresponding period in 1997. The Company incurred realized and unrealized losses from marketable securities of $140,109 during the year ended October 31, 1998 compared to a gain of $15,666 in the comparable period in 1997. Interest expense and finance costs decreased $107,535 to $81,973 for the year ended October 31, 1998 as compared to $189,508 for the corresponding period in 1997. Finance costs for the year ended October 31, 1997 included a $110,000 stand-by financing fee. There was no such cost for the corresponding period in 1998. Interest Expense for the for the year ended October 31, 1998 remained consistent with the corresponding period in 1997 as the average indebtedness outstanding during the year ended October 31, 1998 was consistent with the corresponding period in 1997.

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

     Write-Down and Reserves for the year ended October 31, 1997 consists of; a $167,800 charge to reflect the estimated carrying value of the note receivable from Tee One Up; a $805,061 charge to reflect the estimated carrying value of the Lake Tropicana notes receivable, and a $417,356 charge to reflect the estimated carrying value of the note receivable from Malbec Inc.

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

     Other Income and Charges for the year ended October 31, 1997 consists of a $165,000 charge to reflect the value of options granted to Mr. Nunzio DeSantis, formerly the Chairman of the Board of ITB, to acquire 75,000 shares of the Company's Common Stock at an exercise price of $20 per share, which expire in December 1999, as part of consideration for providing a $6,000,000 standby funding commitment; $100,000 settlement agreement entered into with a third party; $75,000 reserve for management fees earned in prior years under the Company's management agreement with ITB, and; $45,784 loss on the sale and disposal of certain fixed assets.

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

Liquidity and Capital Resources

     The Company's financial statements have been prepared on a going concern basis which, which contemplates the realization of assets and liabilities in the normal course of business. For the fiscal years ended October 31, 1998 and 1997, the Company experienced net losses of $4,754,530 and $6,752,405, respectively, and has experienced operating losses since its inception. The Company anticipates that it will continue to experience significant losses and cash flow needs as it continues working on its development plans. Even after the Company's development plans are completed, there can be no assurance that the Company will be profitable. The Company's capital requirements have been and will continue to be significant. As a result, and until financing arrangements have been finalized, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     Cash Requirements. The Company's capital requirements have been and will continue to be significant. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. At October 31, 1998, the Company had cash and cash equivalents of $553,000 and trading securities of $106,000. The Company's current monthly operating cash requirements are approximately $150,000, consisting of general and administrative expenses, salary and consulting fees, El Rancho carrying costs, legal and professional fees, marketing and travel costs. As of February 1, 1999, the Company became responsible for managing and paying one half of the operating costs of the El Rancho Hotel and Casino which currently approximates $50,000 per month but may increase to a greater amount if renovation of the property begins (see Item I, "Description of Current Business, Investment in ITB"). In addition, the Company may be required to fund, or obtain financing for, the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $12,000 each to meet delivery requirements to MG Entertainment under the Company's agreement with them. In order to preserve working capital, the Company has reduced the number of its employees, deferred compensation to certain of its officers, deferred or delayed the payment of certain accounts payable, and reduced operating and capital expenditures. The Chairman of the Board has indicated, if necessary, he would secure up to $200,000 of working capital to fund operations up through the second quarter of 1999, at which time the Company believes that the financing for MG contracts will be in place. However, at this time Management feels that these funds are not necessary pending the closing of certain financing agreements.

     The Company's sources and uses for financing during 1999 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include; the success of the Company in meeting its delivery requirements to MG Entertainment for the sale of up to 10,000 bingo machines (See Item I, "Description of Current Business, Development of Electronic Bingo Machine Business in Brazil"); the potential sale of the El Rancho Property and receipt of proceeds therefrom (see Item I, "Description of Current Business, Investment in ITB" ); the ultimate realization of other LVEN assets; and potential legal and political issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

Notes Receivable.

     As of October 31, 1998, the Company made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of October 31, 1998, $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company has previously provided a $812,606 allowance against this advance, for a net investment of $100,000 as of October 31, 1998.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Index to Financial Statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

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

      Name                     Age                             Position

      Joseph A. Corazzi        49       Chairman of the Board, President, Chief
                                        Executive Officer and Director of the
                                        Company
      Carl A. Sambus           48       Chief Financial Officer, Chief
                                        Operating Officer, Secretary, Treasurer
                                        and Director of the Company
      Paul Whitford            57       Director of the Company
      Jefferson Simmons        55       Director of the Company

     Joseph A. Corazzi has been an executive officer and director of the Company since October 1990 and of LVCC since May 1994. He has extensive experience in shaping and translating media and entertainment into business opportunities, In 1974, he founded a communications company, which became one of the first suppliers of hotel/motel satellite video entertainment, using master antenna TV systems and satellite earth station technology. Mr. Corazzi pioneered the first installation of 24 hour satellite television entertainment for hotel customers. Mr. Corazzi also owned and operated cable television and pay television systems throughout the southwest. In 1985, Mr. Corazzi created Country Music Television ("CMT"), the first all-country, all-music video programming service. Mr. Corazzi graduated from the University of New Mexico and completed course work for his master's degree in communications at the University of Wisconsin, Madison. Mr. Corazzi is also President of Communication Associates, a wholly-owned company by Mr. Corazzi that provides services various other entertainment, communications and gaming companies.

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

     Jefferson Simmons - Jefferson Simmons has been a Director since February 20th, 1998. He is a creator of television and film productions and founded Interstar, a feature film financing and distribution company which he sold to Westinghouse Broadcasting. Previously, he was President of Golden West Television Productions and also a partner in Consolidated Theaters in Charlotte, North Caroline. His business career began when he developed All-American Sports, which televised prime-time sporting events across the country. Since October 1, 1994 through January 31, 1998, Mr. Simmons and his company, Zephyr Consulting, provided the company with entertainment consulting services.

Compliance with Section 16(a)

         There were no corresponding transactions.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company to present executive officers and as to all persons as a group who were executive officers of the Company at any time during the year ended October 31, 1998.



                           SUMMARY COMPENSATION TABLE

                       ANNUAL COMPENSATION                                      LONG TERM COMPENSATION(2)

                                                  Other Annual             Awards            Payouts

          Name and
    Principal Position      Year    Salary(1)      Bonus    Compensation    Restricted    Optional    LTIP         All
                                                                              Stock ($)    SARs(#)   Payouts ($)  Other (3)


Joseph A. Corazzi, CEO       1998    $550,000       -0-          -0-           -0-        -0-         -0-         $124,000
President and Chairman(5)
                             1997   $550,000        -0-          -0-         $520,000    200,000       0-          $124,000

                             1996   $500,000        -0-          -0-            -0-        -0-        -0           $124,000


Carl A. Sambus, Executive Vice1998  127,0000      , -0-          -0-            -0-        -0-          -0-          -0-
 President, Chief Financial Officer
 and Secretary               1997   $101,000        -0-          -0-            -0-        -0-         -0-           -0-

                             1996   $96,667         -0-          -0-            -0-        -0-         -0-           -0-

All executive officers
 as a group (2 Persons)      1998   $677,000        -0-          -0-            -0-        -0-         -0-        $124,000

                             1997   $651,000        -0-          -0-         $520,000    200,000       -0-        $124,000

                             1996   $646,667        -0-          -0-            -0-        -0-           -0-      $124,000



     The Company also paid or accrued to Mr. Paul Whitford, director fees of $52,500 and $36,500 during the years ended October 31, 1998 and 1997, respectively. The Company paid to Zephyr Consulting Inc., a company 100% owned by Mr. Jeffrey Simmons, directors fees of $35,000 during the year ended October 31, 1998. Mr. Simmons became a director of the Company in February of 1998. Prior to becoming a director, Mr. Simmons was paid entertainment consulting fees of $25,000 during the year ended October 31, 1998.

     (1) The amounts shown do not include the value of certain personal benefits received in addition to cash compensation. The aggregate value of such personal benefits received was less than ten percent (10%) of the total cash compensation

(2) The officers and directors have not participated in the Company's 1992 Stock Option Plan and have no stock options or other long- term compensation except as stated below.

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

(4)Does not include options to purchase 75,000 shares, which options were canceled in fiscal 1995.

(5) Whereas Mr. Corazzi is non-exclusive to the Company, some renumeration was paid to Mr. Corazzi's wholly -owned corporation in return for that corporation providing Mr. Corazzi's services to the Company.

     The following table contains information concerning the grant of stock options and employment related warrants to the named executive officers:


                                 Percentage of
                                 Total Options
                    Options   to Granted mployees  Exercise      Expiration
    Name            Granted       Fiscal Year        Price          Date
    ----            -------       -----------       -----          ----




Options Granted in Fiscal 1998

None

Options Granted in Fiscal 1997

Joseph Corazzi       200,000*         100%      $20 per share  Sept. 30, 2002

* These options are not part of the Company's stock option plan

     The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of October 31, 1998 by the named executive officers:

Options Exercises and Year-end Value Table

                                                                                       Value of Unexercised
                                                          Number of Unexercised         In-the-Money Options
                                                            Options & Warrants          at October 31, 1998
                         Shares
                         Acquired On           Value
Name                     Exercise            Realized(1)  Exercisable   Non-exercisable     Exercisable(2)
----                     --------            -----------  -----------   ---------------     --------------

Joseph Corazzi           -0-                   -0-          206,500          -0-                 - 0-
Carl Sambus              -0-                   -0-           12,500          -0-                  -0-
________________________________________________________


(1) Market Value at time of exercise less exercise price.

(2) The average of the closing bid and ask prices of the Common Stock at October 31, 1998 was $1.87. Value equals the difference between market value and exercise price.

     On March 1, 1995, the Company and its LVCC subsidiary entered into two (2) separate five-year employment agreements with Joseph Corazzi, the Chairman of the Board of the Company, which provided for an annual aggregate salary of $550,000. During 1995, Mr. Corazzi assigned these agreements to his wholly-owned corporation. During 1996, Mr. Corazzi was paid at various times for his accrued compensation and furnished with a form 1099. During calender year 1997, Mr. Corazzi's current compensation was reported on a Form W-2, and payments relating to accrued compensation from prior years was reported on Form 1099. On October 1, 1997, the Company and Mr. Corazzi terminated these agreements and replaced them with (2) separate non-exclusive agreements with Mr. Corazzi which also provide for an annual aggregate salary of $550,000. The term of the agreement ends on September 30, 2002, provided, however, that if the Company fails to notify Mr. Corazzi in writing by October 1, 2001 if its desire to have this agreement expire at the end of its initial term, the agreement shall automatically extend for another term ending on the sixth anniversary of the date upon which Mr. Corazzi received written notification of the Company's election to terminate the agreement. The employment agreements are subject to annual increases and bonuses at the discretion of the Board of Directors. The agreements also entitle Mr. Corazzi to participate in any employee benefit plans which may be offered in the future, such as group life, health, hospitalization and life insurance. Under the agreements, Mr. Corazzi's employment terminates upon death or disability and may be terminated by the Company for "cause," which is defined as the willful failure to perform duties, malfeasance, commission of a felony, gross negligence, or breach of the employee's covenant not to compete or maintain confidential certain information. Termination by the Company for any other reason entitles the employee to receive his salary for the remaining term of the agreements. As of January 1, 1999, Mr. Corazzi has suspended payments of any salary amounts due him, but will continue to accrue such amounts until such time further funding has been received by the Company.

     The employment  agreements with Mr. Corazzi also provide for the following;
(i) a lump sum payment of $2,000,000 upon the consummation of a definitive agreement by the Company and any potential purchaser providing for a change of control, (ii), an annual retirement benefit starting with the calender month after his retirement or termination, equal to fifty percent of his average annual LVEN salary and bonus received in the twenty-four (24) month period prior to his termination (plan becomes effective once Mr. Corazzi has been employed 10 years, including any time pre-dating the agreements), and (iii) an annual lump sum cash payment equal to 5% of earnings before income taxes, depreciation and amortization of the LVCC subsidiary. As of October 31, 1998, Mr. Corazzi agreed to terminate any past or future amounts due him under his retirement benefit in exchange for cash payment of $192,000 and the 85,000 shares of common stock of the Company yet to be issued and to be registered.

     The Company has an employment agreement with Mr. Sambus that expires providing for an annual salary of $125,000. The agreement with Mr. Sambus was renewed until February 8, 1999, and may be renewed by mutual agreement of the parties for successive terms of one year.

     The Company has no pension or other plans pursuant to which cash or non-cash compensation was paid or distributed during the fiscal years ended October 31, 1998 or 1997 other than as described above for Mr. Corazzi.

     On March 1, 1995, Mr. Corazzi was issued options to purchase 200,000 shares of common stock of CountryLand Properties Inc. which are transferrable to any new subsidiary formed to operate the gaming assets of the Company, including Casino-Co. The 200,000 CountryLand Properties Inc. warrants are fully transferable and convertible into options to purchase LVEN Common Stock at $20.00 per share. On October 1, 1997 the Company canceled this option and granted to Mr. Corazzi an option to purchase up to 200,000 shares of the presently authorized but unissued shares of the Company's common stock at $20.00 per share, subject to adjustment that may result in future changes in the Company's outstanding common or other stock, that will preserve the benefit to Mr. Corazzi. These shares are not issuable in connection with the Stock Option Plan described below.

     On December 11, 1996, Mr. Nunzio DeSantis, formerly the Chairman of the Board of ITB, was granted 75,000 options to acquire shares of the Company's Common Stock at an exercise price of $20 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property Site. These shares are not issuable in connection with the Stock Option Plan described below.

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

     A total of 50,000 shares are reserved for issuance under the Stock Option Plan, of which 4,500 shares are issuable under options which have been granted to employees, and 36,500 shares under options granted to officers and directors, all with an exercise price of $14. 20 to $20.00 per share. The Company may increase the number of shares reserved for issuance under the Stock Option Plan or may make other material modifications to the Stock Option Plan without shareholder approval. However, no amendment may change the existing rights of any option or award holder. Any shares which are subject to an option but are not used because the terms and conditions of the option are not met, or any shares which are used by participants to pay all or part of the purchase price of any option, may again be used for options or awards under the Stock Option Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an option or award.

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

     Stock options granted under the Stock Option Plan may include the right to acquire an Accelerated Ownership Non- Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of stock equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. All of the 41,000 stock options granted to date have included the AO feature.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 31, 1999, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and executive officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                           Number of Shares
                                            of Common Stock
                                             Beneficially
Names and Addresses                             Owned         Percent
-------------------                             -----         -------

Joseph A. Corazzi(1)                            239,794       11.8.%
505 Marquette
Albuquerque, New Mexico  87102

Carl A. Sambus(2)                                14,625            *
88 10th Street
Garden City, NY 11530

Jefferson Simmons                                     -            *

Paul Whitford
1208 Cochise Drive
Arlington, Texas 76012                                -            *

All Directors and Executive Officers            254,419        11.8%
as a Group (4 persons)(3)

* Less than 1%

(1) Includes 33,294 shares owned by Mr. Corazzi; 6,500 shares issuable pursuant to an option granted to Mr. Corazzi under the Company's Stock Option Plan, and 200,000 shares issuable under options not granted under the Stock Option Plan. See "Executive Compensation."

(2) Includes options to purchase 12,500 shares of Common Stock granted to Mr. Sambus.

(3) Includes options to purchase 12,500 shares of Common Stock granted to Mr. Sambus, and options to purchase 206,500 shares granted to Mr. Corazzi.

     By virtue of their share ownership and/or management positions, Messrs. Sambus and Corazzi may be deemed "promoters" and "parents" of the Company as those terms are defined in the rules and regulations under the Securities Act.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Compensation due Joseph A. Corazzi amounting to $518,134 was accrued as of October 31, 1997. The Company has also accrued $294,379 and $363,000 for amounts due Mr. Corazzi under his retirement plan which is reflected as accrued officers benefits as of October 31, 1998 and 1997. The Company paid and reimbursed Mr. Corazzi $1,070,658 and $438,488 for accrued and current compensation during the years ended October 31, 1998 and 1997, respectively. Such sums were due Mr. Corazzi from inception of the Company to October 31, 1998. In addition, the Company also paid to Mr. Corazzi $192,000 to terminate his retirement plan.

     Ken Scholl, former President of the Company's Casino-Co subsidiary, was named a director of ITB on January 15, 1997.

     The Company paid or accrued to Mr. Paul Whitford, director fees of $52,500 and $36,500 during the years ended October 31, 1998 and 1997, respectively. During the year ended October 31, 1998 and 1997, the Company paid $35,000 to Zephyr Consulting Inc., a company 100% owned by Jeffrey Simmons. Mr. Simmons became a director of the Company in February of 1998. Prior to becoming a director, the Company paid entertainment consulting fees of $25,000 and $60,000 during the years ended October 31, 1998 and 1997, respectively, to Mr. Simmons or his affiliated company.

     Mr. Joseph Zapalla, currently a director of ITB, was paid a consulting fee by the Company of $100,000 during the year ended October 31, 1997 for services rendered in connection with the development of the Company's EMC Project.

     The Company provided a certificate of deposit of $778,000 as security for a letter of credit issued on behalf of Stan Irwin Enterprises, Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at his expense. Stan Irwin Enterprises is owned by Mr. Stan Irwin, a former director of the Company's LVCC subsidiary, an a current consultant to the Company. On August 8, 1998, the seller repurchased the aircraft for net sales proceeds of $577,491. Such funds were paid to the bank and the certificate of deposit was extinguished, and the remaining funds were returned to the Company. The Company reflected a charge of $195,000 related to the above during the year ended October 31 1998.

     The Company entered into a series of transactions, at a price no more favorable than any other arms length transactions, with several companies that were directly owned or controlled by Mr. Nunzio DeSantis or his family members. Mr. Nunzio DeSantis was the chairman of the Board of International Thoroughbred Breeders Inc. at time these transactions were concluded. These transactions included:

     On December 11,1996, Mr. Nunzio DeSantis, was granted 75,000 options to acquire shares of the Company's Common Stock at an exercise price of $20 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property.

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

     On May 22, 1997, LVEN converted the $10.5 Million note receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire LVEN's El Rancho Cash Flow Interest. In order to effect such transaction, ITB is required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB

     Stock during the 20 trading days prior to the closing. The Company has executed an irrevocable proxy in respect of the Conversion Shares, and has agreed to execute such an instrument in respect of the Acquisition Shares, in each case in favor of Mr. Nunzio P. DeSantis, Chairman of the Board of ITB, which proxies shall be irrevocable until the earlier of (i) the date on which the CSFB Loan and all of the other obligations of ITB owing to CSFB under the CFS Loan have been repaid in full, (ii) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (iii) the date on which LVEN sells the Conversion Shares or Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joseph A. Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent. On July 2, 1998, as part of settlement agreement, all prior agreements between or among LVEN and ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, were terminated and the Company returned all such shares to ITB for cancellation. In return, the Company has the right to market and sell the El Rancho Property and may retain such net cash proceeds from that sale over and above $44.6 Million, if any, or it has the right to provide financinig or a joint venture partner to redevelop the Property (see Item I, "Description of Current Business, Investment in ITB").

     On June 30, 1997, the Company was granted an option to acquire from Mr. Nunzio P. DeSantis, formerly the Chairman of the Board of ITB, his Eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation. In consideration for receiving the option, which expired June 1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide Nordic a working capital line of credit and (iii) agreed to the issuance to Mr. Nunzio P. DeSantis of 1,000,000 shares of a new Series A Preferred Stock that entitles Mr. DeSantis to certain voting rights in a ratio of 20 votes for each share of stock on matters of stock splits and certain other matters as designated by the Board of Directors. On August 27, 1998, the Company assigned its interest in the line of credit to a Canadian Company realizing a $126,000 charge. The Company also waived its option to acquire Nordic. Concurrently, the Company canceled the 1,000,000 shares of Preferred Stock issued to Mr. DeSantis.

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

             3.1  Certificate of Incorporation(1)
             3.2  Bylaws(1)
             3.3  Amendment to Certificate of Incorporation(5)
             3.4 Adopted Amendment to Certificate of Incorporation regarding preferred stock(9)
             3.5 Amendment to Certificate of Incorporation for reverse Stock Split (14)

        4.   Instruments Defining the Rights of Security Holders

             4.1  Form of Amended Warrant Agreement(5)
             4.2  Form of Amended Unit Purchase Option(5)
             4.3  Form of Amended Stock Escrow Agreement(2)

        10.  Material Contracts

             10.1 Compensatory Plan for Directors and Officers, with schedule of details(1)
             10.2       Employment Agreement with Stan Irwin(1)
             10.4       Employment Agreement with Carl A. Sambus(1)
             10.11      1993 Stock Option Plan(7)
             10.12      Stock Compensation Plan(7)
             10.13      Employment Agreement with Joseph A. Corazzi(7)
             10.15 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.
                        (formerly Exhibit 4.4)(1)
             10.16      Finders Agreement with Anker Bank(9)
             10.17 Joint Venture Agreement between the Registrant, through Pacific DNS, Inc. and
                        Consolidated Resort Enterprises, Inc.(9)
             10.18 Form of Mergers and Acquisitions Agreement with D.H. Blair Investment Banking Corp.
                        (formerly Exhibit 4.4)(1)
             10.19      Settlement Agreement with Winner's Entertainment, nc.(9)
             10.20 Loan Agreements between the Company and BP Group, Ltd.--$375,000 loan(9)
             10.21 Loan Agreements between the Company and BP Group, Ltd.--$1,150,000 loan(9)
             10.22      Loan Agreements between the Company and Duneden, Ltd.(9)
             10.23 Agreement for Purchase and Sale of Joint Venture between Pacific DNS, Inc. (a wholly owned subsidiary of the Company), MPTV, Inc. and Consolidated Resort Enterprises,
                        Inc.(9)
             10.24 Securities Purchase Agreement dated as of January 22 1996 between the Company, CountryLand Properties, Inc. and SunAmerica Life Insurance Company, with exhibits(10)

             10.25 Subordination Agreement dated as of January 22, 1996 between the Company,
                        CountryLand Properties, International Thoroughbred Breeders, Inc., Orion Casino
                        Corporation and SunAmerica Life Insurance Company(10)
             10.26 Assignment and Assumption Agreement between CountryLand Properties, Inc. and Orion
                        Casino Corporation and acknowledged and agreed to by SunAmerica Life Insurance Company(10)
             10.27 Loan Agreement between NPD and Casino-Co Corporation dated January 15, 1997 with related Secured Promissory Note, and Security Agreement, and Pledge Agreement.(11)
             10.28 Guaranty of Nunzio DeSantis in favor of Casino-Co Corporation.(11)
             10.29      Option of NPD, in favor of Casino-Co Corporation.(11)
             10.30      Loan Agreement between LVEN and Malbec Inc. dated
                        March 20, 1996 with related
                        Secured Promissory Note and Security Agreement. (12)
             10.31 Loan Agreement between Pacific DNS and Tee One Up Inc. dated September 4, 1996 with related Secured Promissory Note and Security
                        Agreement. (12)
             10.32 Joint Venture Agreement between Electronic Media Inc., Texas Information Development
                        Commission and William Luke Stewart. (12)
             10.33      Nordic Gaming Option Agreement dated June 30, 1997. (13)
             10.34 Loan Agreement between Nordic Gaming and LVEN dated August 27, 1997 with related
                        Secured Promissory Note, and Security Agreement, and Pledge Agreement. (13)
             10.35      Employment Agreements between LVEN and LVCC with
                        Joseph A. Corazzi.(13)
             10.36 Joint Venture Agreement dated June 6, 1997 between Electronic Media Company-Nevada and Russ Gerstein. (13)
             10.37 Joint Venture Agreement dated June 6, 1997 between Electronic Media Company-Nevada,
                        Russ Gerstein, Carlos Lima and Juan Martinez. 132)
             10.38      Certificate of Designation of Preferred Stock. (13)
             10.39 Tri-Party Agreement dated May 23, 1997 between LVEN and International Thoroughbred
                        Breeders Inc. and Credit Suisse First Boston Mortgage Capital.(13)
             10.40 Bi-Party Agreement dated May 23, 1997 between LVEN and International Thoroughbred
                        Breeders Inc.(13)
             10.41 Option Agreement between LVEN and Nunzio DeSantis for 1,500,000 shares of LVEN common stock.(13)
             10.42 Option Agreement between LVEN and Joseph A. Corazzi for 4,000,000 shares of LVEN common stock .(13)
             10.43      Financial Statements of Fort Erie Racetrack.(13)
             10.44 Stipulation and Agreement of Compromise, Settlement and Release between LVEN,
                        International Thoroughbred Breeders Inc, Robert Quigley, etc. dated July 2, 1998 (14))


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

(11) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1997.
(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996
(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997
(14)    Filed herewith

                                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 1999.


                    LAS VEGAS ENTERTAINMENT NETWORK, INC.


                    \s\ Joseph A. Corazzi
                    Chairman


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 1999.


Signature


\s\Joseph A. Corazzi
Chairman of the Board, President, Chief executive
 Officer and Director (principal executive officer)


\s\Carl A. Sambus
Executive Vice President, Chief Financial Officer,
   Secretary and Director (principal accounting and financial officer)


\s\ Paul Whitford
Director


\s\Jefferson Simmons
Director

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors..................................F-1


Consolidated Balance Sheets as of October 31, 1998 and
     October 31, 1997 ..........................................F-2


Consolidated Statements of Operations for the
     Years  Ended October 31, 1998 and 1997........... .........F-3


Consolidated Statement of Stockholders' Equity for the Years
      Ended October 31, 1998 and 1997........ ..................F-4


Consolidated Statements of Cash Flows for the
     Years Ended October 31, 1998 and 1997.. .......... ...... .F-5


Notes to Consolidated Financial Statements.................... .F-6

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Las Vegas Entertainment Network, Inc.

     We have audited the accompanying consolidated balance sheets of Las Vegas Entertainment Network, Inc. and Subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Las Vegas Entertainment Network, Inc. and Subsidiaries as of October 31, 1998 and 1997 and the consolidated results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the ability of the Company to continue as a going concern at October 31, 1998. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     HOLLANDER, LUMER & CO. LLP



Los Angeles, California
February 8, 1999

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1998 AND 1997



                                                    1998           1997
                                                    ----           ----

                                     ASSETS

 CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                      $ 553,525    $ 2,399,491
   TRADING SECURITIES                               106,199      1,087,890
                                                -----------    -----------
       TOTAL CURRENT ASSETS                         659,724      3,487,381


INVESTMENT IN & ADVANCES TO INTERNATIONAL
   THOROUGHBRED BREEDERS INC. - Note 3            3,500,000      3,604,564

   INVESTMENT IN AND ADVANCES TO NORDIC
     GAMING - Note 4                                   --        1,047,548

   OTHER INVESTMENTS & ADVANCES                     100,000        100,000

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $259,547 (1998) and $192,509
      (1997)                                         89,404        141,536

    DEPOSITS AND OTHER - Note 5                      56,652      1,389,893
                                                -----------     -----------

                                                 $4,405,780     $9,770,922
                                                ===========     ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES         $ 308,181     $  452,137
    NOTES PAYABLE - Note 6                             --          775,753
    ACCRUED INTEREST PAYABLE - Note 6                  --          154,354
    ACCRUED OFFICER'S SALARY                           --          482,885
                                                 -----------    -----------
       TOTAL CURRENT LIABILITIES
                                                     308,181     1,865,129

   ACCRUED OFFICER'S BENEFITS
                                                     294,379       363,000

  STOCKHOLDERS' EQUITY - Note 7
    PREFERRED STOCK - SERIES A, AUTHORIZED
     30,000,000 SHARES, $.001 PAR VALUE;
     ISSUED AND OUTSTANDING, -0- SHARES (1998)
     AND 1,000,000 SHARES (1997)
     SHARES                                             --           1,000
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES, $.001 PAR VALUE; ISSUED AND
     OUTSTANDING - 1,831,167 SHARES (1998)            36,620        34,895
      1,744,917 (1997)
    ADDITIONAL PAID-IN CAPITAL                    48,459,312    47,445,080
    LONG TERM INVESTMENT RESERVE                  (2,400,000)   (2,400,000)
    DEFICIT                                      (42,292,712)  (37,538,182)
                                                 -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                 3,803,220     7,542,793
                                                 -----------    -----------
                                                 $ 4,405,780   $ 9,770,922
                                                 ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997





                                                   1998                  1997
                                                  -----                   ----


 REVENUES                                        $    -               $
                                               ----------            -----------
 COSTS AND EXPENSES
     Research & Development - Note 8              503,187             1,031,246
     Write-off and Reserves - Note 9              180,318             1,390,217
     Programming                                                        180,000
     General & Administrative                   3,043,958             4,019,368
                                               ----------           -----------
   TOTAL COSTS AND EXPENSES                     3,727,463             6,620,831
                                               ----------           -----------
  LOSS BEFORE OTHER
        INCOME AND (CHARGES)                   (3,727,463)          (6,620,831)

 OTHER INCOME AND (CHARGES):
        Interest Income                           135,999               428,053
        Gain (Loss) on Trading Securities        (140,109)               15,666
        Other Charges - Note 10                  (940,983)             (385,785)
        Interest and Finance Costs                (81,974)             (189,508)
                                               -----------           -----------
                                                (1,027,067)            (131,574)
                                               -----------           -----------

NET LOSS                                        (4,754,530)          (6,752,405)
                                               ============          ===========


 WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING                     1,746,055             1,744,917
                                               ============          ===========

BASIC AND DILUTED LOSS PER SHARE
 OF COMMON STOCK                                $  (2.72)             $   (3.87)
                                               ============          ===========




The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED OCTOBER 31, 1998 AND 1997









                                        Preferred Stock           Common Stock         Unrealized
                                                                             Additional  Loss on
                                         Number             Number            Paid-in   Long-Term
                                       of Shares  Amount  of Shares  Amount   Capital   Investment  Deficit          Total
                                       ---------  ------  ---------  ------   -------   ----------  -------          -----


BALANCE - November 1, 1996                       $        1,744,917 $34,895 $47,280,080 $           $(30,785,777   $16,529,198

Issuance of Options- Note 7                                                     165,000                                165,000

Issuance of Preferred Stock - Note 7   1,000,000  1,000                                                                  1,000

Market value adjustment to ITB Stock                                                    (2,400,000)                 (2,400,000)

Net Loss for the Year Ended
 October 31, 1997                                                                                    (6,752,405)    (6,752,405)

                                        ---------  -----  ----------  ------ ---------- ----------  -----------    -----------
BALANCE - October 31, 1997              1,000,000  1,000   1,744,917  34,895 47,445,080 (2,400,000) (37,538,182)     7,542,793

Issuance of shares for conversion of debt                     85,000   1,700  1,006,757                              1,008,457

Issuance of shares for services -
Note 7                                                         1,250      25      7,475                                  7,500
ancellation of Preferred Stock -
Note 7                                 (1,000,000)(1,000)                                                               (1,000)

Net Loss for the year ended
 October 31, 1998                                                                                       (4,754,530) (4,754,530)
                                       ---------   ----- ----------  ------  ---------- ----------    ------------  -----------

BALANCE - October 31, 1998                     -    $  -  1,831,167  $36,620 $48,459,312 $(2,400,000) $(42,292,712)  $3,803,220
                                       =========   =====  =========  ======= =========== ============  ============ ===========



The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997







                                                       1998             1997
                                                     -----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $(4,754,530)      (6,752,405)
Loss (Gain) from Marketable Securities                 138,908          (87,890)
Loss on Investments                                    180,319        1,390,216
Loss on Other Asset                                    691,731
Issuance of Common Stock for Services                    7,500
Depreciation                                            67,038           73,887
Amortization of Program Inventory                                       180,000
Adjustments to reconcile net loss to net cash
used in operating activities:
  (Increase) in Other Assets                                             10,770
    Increase (Decrease) in;
      Accounts Payable                                (144,955)         307,486
      Interest Payable                                  79,103           52,008
      Accrued Officer's Salaries                      (482,884)          76,262
      Accrued Officer's Benefits                       (68,621)         124,000
                                                    -----------      -----------
CASH USED IN OPERATING ACTIVITIES                   (4,286,391)      (4,625,666)
                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Trading Securities                      (423,129)      (1,000,000)
  Sale of Trading  Securities                        1,265,912
  Advances to Nordic Gaming                           (200,000)        (881,547)
  Proceeds from  Assignment of Advances
   to Nordic Gaming                                  1,121,548
  Collections from ITB Inc.                             50,245          157,142
  Investments & Advances - Other                                         78,879
  Advances on Airplane Deposits                        (39,558)      (1,389,893)
  Collections on Airplane Deposits                     681,068
  Acquisition of Property and  Equipment               (14,908)         (44,025)
                                                   -----------      -----------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       2,441,178      (3,079,444)
                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of  Notes Payable                             (753)        (280,691)
                                                    -----------      -----------
 CASH USED IN FINANCING ACTIVITIES                        (753)        (280,691)
                                                    -----------      -----------

DECREASE IN CASH                                    (1,845,966)      (7,985,801)

CASH BALANCE - BEGINNING                             2,399,491        10,385,292
                                                    -----------      -----------
CASH BALANCE - ENDING                                  553,525         2,399,491
                                                    ===========      ==========

NON-CASH TRANSACTIONS
 Conversion of Note Receivable to Investment in
  Common Stock of ITB                                                 $5,900,000
 Valuation reserve on ITB Stock                                       $2,400,000
 Issuance (Cancellation) of Preferred Stock for
  Option to acquireNordic Gaming                    $   (1,000)      $    1,000
 Issuance of Common Stock for cancellation of debt  $1,008,457
 Issuance of Common Stock for services              $    7,500

CASH PAID FOR
 Interest                                                            $    27,500



  The accompanying notes are an integral part of these consolidated financial statements.






                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND GOING CONCERN

     Business - Las Vegas Entertainment  Network, Inc. ("LVEN" or "the Company")
was  incorporated  in October 1990, and is engaged in the business of acquiring, developing  and  operating  media and gaming  facilities  including  real estate redevelopment.  The Company has also identified a major business opportunity for the  distribution  of bingo machines in Brazil,  when if  implemented,  for which there  can be no  assurance,  will  substantially  alter  the  direction  of the
Company.  The  Company is also  investigating  other  potential  businesses  for
acquisition  in  the   entertainment,   gaming,   lodging,   and  communications
industries.

     Going Concern - The accompanying financial statements have been prepared on a  going  concern  basis  which  contemplates  the  realization  of  assets  and liabilities in the normal course of business. For the fiscal years ended October
31,  1998 and  1997,  the  Company  experienced  net  losses of  $4,754,530  and
$6,752,405,  respectively,  and  has  experienced  operating  losses  since  its
inception.   The  Company  anticipates  that  it  will  continue  to  experience significant  losses  and  cash  flow  needs  as  it  continues  working  on  its development plans.

     The  Company's  capital  requirements  have  been and will  continue  to be significant.  The  Company's  cash  requirements  to date have been  funded from proceeds  received in  connection  with the sale of shares of its common  stock, warrants and  short-term  borrowings.  At October 31, 1998, the Company had cash and cash  equivalents  of  $553,000  and  trading  securities  of  $106,00.  The
Company's   current  monthly   operating  cash  requirements  are  approximately
$150,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. As of February 1,
1999, the Company became  responsible to for managing and paying one half of the operating  costs of the El Rancho Hotel and Casino (see Note 3) which  currently approximates  $50,000  per  month  but  may  increase  to a  greater  amount  if renovation of the property begins.  In addition,  the Company may be required to fund, or obtain  financing for, the acquisition of up to 1,000  electronic bingo machines  per month (up to 10,000  machines  in total)  that cost  approximately
$12,000  each  to meet  delivery  requirements  to MG  Entertainment  under  the
Company's agreement with them. In order to preserve working capital, the Company has reduced the number of its employees, deferred compensation to certain of its officers,  deferred  or delayed  the payment of certain  accounts  payable,  and reduced  operating  and capital  expenditures.  The  Chairman  of  theBoard  has indicated,  if necessary,  he would secure up to $200,000 of working  capital to fund operations up through the second quarter of 1999, at which time the Company believes that the financing for MG contracts will be in place.  However, at this time Management feels that these funds are not necessary  pending the closing of certain financial agreements.

     The Company's sources and uses for financing during 1999 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include; the success of the Company in meeting its delivery requirements to MG Entertainment for the sale of up to 10,000 bingo machines; the potential sale of the El Rancho Property and receipt of proceeds therefrom (as described in Note 3); the ultimate realization of other LVEN assets, and; potential legal and political issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

     The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern..
The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company not be able to continue as a going concern.










                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The accompanying financial statements include the accounts of Las Vegas Entertainment Network Inc. ("LVEN"), and its wholly-owned subsidiaries; Las Vegas Communications Corp.
          ("LVCC"), Casino-Co Inc., CountryLand Properties Inc. and Pacific DNS,
          Inc; and its majority owned subsidiaries; Satellite Networks Inc. and Electric Media Company Inc. ("EMC"). All significant intercompany transactions and balances have been eliminated.

          Marketable Securities - Marketable securities that are bought and held principally  for the  purpose of  selling  them in the  near-term  are classified  as trading  securities  and  reported at fair value,  with
          unrealized   gains  and  losses   included  in  earnings.   Marketable
          securities  classified  as  available  for sale,  which  includes  the
          Company's investment in the common stock of International Thoroughbred
          Breeders Inc. (see Note 3) are reported at fair value, with unrealized gains and losses  excluded from  earnings,  and reported as a separate component of  stockholder's  equity.  A decline in the market value of the security  below cost that is deemed to be other than  temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

          Property and  Equipment - Property and  equipment  are stated at cost.
          Depreciation is provided primarily on a straight line basis over the estimated useful lives of the related assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's un-discounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss, if any, by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected cash flows.

          Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

          Concentrations  of Credit  Risk - As of October  31,  1998,  financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents,  which are mostly comprised
          of  over-  night  repurchase   agreements  with  high  credit  quality
          financial  institutions,  and marketable securities,  which consist of shares of common  stock of a publicly  traded  company.  The amount of cash and cash  equivalents  on  deposit  in any one  institution  that exceeds federally insured limits is subject to credit risk. At October
          31, 1998, the Company had  approximately  $530,000 on deposit that was subject to such risk.  The Company has also made  certain  advances to
          Companies  where  the  company  believes  it has  obtained  sufficient underlying collateral.

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

          Earnings (Loss) Per Share - During the year ended October 31, 1998, the Company adopted Statement of Financial Accounting Standards No.
          128 "Earnings Per Share." As a result, all previously reported loss per share amounts have been restated. Basic loss per share amounts have been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share amounts have been computed assuming the exercise of stock options and their related income tax effect. For all periods presented, all outstanding warrants, options and other common stock equivalents were anti-dilutive, and accordingly, were excluded from the per share calculation.





                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Stock Split - On October 16, 1998, the stockholders of the Company ratified a one for twenty reverse stock split of the shares of the Company's Common Stock. All disclosures and applicable per share data have been retroactively restated to reflect this reverse split.

          Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method based under Accounting
          Principles  Board  ("APB")  No.  25,  Accounting  for Stock  Issued to
          Employees, and recognizes compensation expense for certain stock based awards granted to employees. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, which requires disclosure of certain pro forma information as if the Company adopted the fair value method of accounting for stock based compensation prescribed by FASB No. 123 (See Note 7 ).

          Recently  Issued  Accounting  Standards - In June 1997,  the Financial
          Accounting   Standards   Board   issued  SFAS  No.   130,   "Reporting
          Comprehensive  Income."  SFAS No. 130  establishes  standards  for the reporting and display of comprehensive  income and its components in a full set of  general-purpose  financial  statements.  SFAS No.  130 is effective for financial  statements issued for periods beginning after
          December 15, 1997.  The Company  believes  adoption of this  statement will not have a material  effect on its  operations for the year ended
          October 31, 1998. Had the Company adopted SFAS No. 130 during the year ended October 31, 1997,  the Statement of  Comprehensive  Income would be:

          Net loss for the year ending October 31, 1997     $(6,752,405)
          Other comprehensive loss, unrealized loss on
          investment                                         (2,400,000)
          Comprehensive loss, October 31, 1997              $(9,152,405)

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

          Re-classifications - Certain 1997 amounts have been re-classified to conform with the 1998 financial statement presentation.

3.       INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED
         BREEDERS INC (ITB).

          On January 22, 1996,  the Company sold the assets and  liabilities  of the El Rancho  Hotel and Casino in Las Vegas,  Nevada (the "El Rancho"
          or "the Property") to ITB for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash; (ii) the issuance of an 8%
          unsecured  promissory  note  in the  principal  amount  of  $6,500,000
          (the "A-Note") which A-Note was paid in full on March 15, 1996;  (iii)
          the  issuance  of an 8%  promissory  note in the  principal  amount of
          $10,500,000  (the "B-Note") and (iv) the assumption by ITB of existing
          mortgage   indebtedness  and  accrued  interest  of  $14,000,000.   In
          addition, once the Property was developed, the Company was entitled to share in a percentage  of the ongoing  adjusted  cumulative  cash flow from the operation of the Property up to $160,000,000,  as provided in the ITB Sale Agreement (the "El Rancho Cash Flow Interest).






                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          On May 22,  1997,  the  Company,  ITB and Credit  Suisse  First Boston
          Mortgage  entered into a certain  Bi-lateral  agreement  and a certain
          Tri-lateral   agreement  whereby  LVEN  converted  the  $10.5  Million
          receivable  evidenced by the B-Note,  together  with accrued  interest thereon  of $1.1  Million,  into  2,093,868  restricted  shares of ITB common stock (the "Conversion  Shares"). On May 22, 1997, LVEN and ITB
          also  agreed,  subject  to  approval  of their  respective  Boards  of
          Directors,  that as soon as  practicable,  ITB  would  acquire  the El
          Rancho Cash Flow Interest.  In order to effect such  transaction,  ITB was  required  to issue to LVEN that  number  of shares of ITB  common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest,  as determined in a fairness opinion to be obtained from a nationally  recognized  investment banking firm, divided  by (ii) the  average  bid price for ITB Stock  during  the 20 trading days prior to the closing.  Both the Conversion Shares and the
          Acquisition Shares are subject to certain restrictions.

          On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware
          Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs sought, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further sought to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest. On
          January 29, 1999, all such parties gave their final approval a Stipulation and Agreement of Compromise (described below) and all such litigation has been settled and dismissed

          On July 2, 1998, the Company entered into a Stipulation and Agreement of Compromise with all such parties. Pursuant to the Settlement
          Stipulation as finally approved by the Delaware Court in October, 1998; (i) the Company was granted the exclusive right to market and sell the El Rancho for a 120-day period, which period expired on November 20, 1998; (ii) from November 20, 1998 until April 19, 1999, the Company has a right, coextensive with ITB, to market and sell the El Rancho Property site, iii) if the Company closes a sale of the El
          Rancho prior to April 19, 1999, then the Company receives the proceeds of such sale in excess of $44.2 million; (iv) in order to exercise its coextensive rights, ITB must close a sale of the El Rancho prior to April 19, 1999 for at least $56.2, out of which amount approximately
          $10 million  would be paid to the Company,  (v) if, on or before April
          17, 1999, the Company consummates a refinancing of the El Rancho that results in loan proceeds of at least $44.2 Million, then the Company may continue to market the El Rancho for an additional period that is 50% of the period of the refinancing loan. In exchange for the foregoing rights, the Company is obligated to; (i) release all claims against the parties to the litigation, CSFB and the certain law firms;
          (ii) return to ITB for cancellation the 2,093, 868 shares of ITB common stock that were previously issued to Casino-Co Corporation, a subsidiary of the Company, in consideration for the prior cancellation of a $10.5 million promissory note from ITB to the Company; (iii) release any interest in certain shares of ITB stock held by NPD, Inc.
          which shares are to be repurchased by ITB; (iv) pay 50% of the carrying cost on the El Rancho during a portion of the period for which the Company has the right to market and sell the El Rancho
          (presently estimated to be $50,000 per month); and (v) consent to the cancellation of all contracts between ITB and the Company, including those involving future profit-participation rights in the El Rancho as well as the Company's entertainment management contract for the El
          Rancho Property Site. All parties agreed to the terms of this settlement agreement on January 29, 1999.

          Upon  the  effectiveness  of the  Settlement  as to  LVEN,  all  prior
          agreements   between  or  among  LVEN  and  ITB,   including   without
          limitation,  that  certain  Bi-Lateral  Agreement,  and  that  certain
          Tri-Party  Agreement  pursuant  to which ITB issued to LVEN  2,093,868 shares of ITB Common Stock,  were terminated and the Company  returned all such shares to ITB for cancellation.








                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Pursuant to the Company's rights under the settlement, the Company has developed three alternatives of which there can be no assurance any can be achieved. The first alternative is to repurchase and resell the Property.
     The remaining two alternatives are redevelopments under which the Company would receive a similar participation as described in the initial ITB transaction. Each redevelopment plan requires the potential partners to finance either the construction and redevelopment of additional rooms and gaming and entertainment attractions and/or the remodeling of the existing facilities which consist of approximately 20 acres, 100 hotel rooms, a 52-lane bowling alley, a parking structure for 600 cars and approximately
     100,000 square feet of gaming and retail space. The Company expects to finalize a partnership plan or an outright sale of the Property by the end of the second fiscal quarter, however no assurance can be made that such plan or outright sale can be made. As of October, 31, 1998, the Company has valued its interest in its right to sell the El Rancho Property at its historical carrying cost, which approximates market value.

4.     INVESTMENTS AND ADVANCES TO NORDIC GAMING CORPORATION

          During  1997,  the Company  was granted an option to acquire  from Mr.
          Nunzio P. DeSantis, the then Chairman of the Board of ITB, eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation ("Nordic"). Nordic owned certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Ontario, Canada. In consideration for receiving the option, which expired June 1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide Nordic a working capital line of credit (see below) and (iii) agreed to the issuance to Mr. Nunzio P.
          DeSantis of 1,000,000 shares of a new Series A Preferred Stock that entitles Mr. DeSantis to certain voting rights in a ratio of twenty votes for each share of preferred stock on matters of stock splits and certain other matters to be designated by the Board of Directors. The shares had been valued at the aggregate par value of $1,000.

          The Company advanced $1,300,000 through April 30, 1998 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997.
          Such advances, which were due and payable on August 27, 1998, were to bear interest at a rate of 10% per annum, and were secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. On August 27, 1998 the Company assigned its debt, mortgage and all other security in the Fort Erie Racetrack to an Ontario, Canada Limited Corporation. The
          Company  also waived its option to acquire the 80%  interest in Nordic
          Gaming. The consideration for the assignment and waiver was $975,000 in cash and the assumption of $100,000 of debt. The Company has reflected a charge of $126,000 on the assignment of this debt which is reflected in write- offs and reserves during the year ended October
          31, 1998. Concurrent with the assignment of the debt, and the waiver by the Company to acquire the 80% interest in Nordic Gaming, the company canceled the 1,000,000 shares of Series A Preferred Stock issued to Mr. DeSantis.


5.   DEPOSITS AND OTHER

     Deposits and other consist of the following as of October 31;

                                                     1998           1997
                                                     ----           ----

(A)    Deposit on Nordic Gaming Aircraft Lease      $     -    $ 600,000
(B)    Deposit on Stan Irwin Enterprises
       Aircraft Purchase                             56,000       789,893
                                                    --------    ---------

                                                     $56,000   $1,389,893
                                                    ========    =========



                                                       F-10





                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A)  The Company provided to Nordic Gaming  Corporation ( see Note 4) a $600,000
     certificate of deposit as collateral for an irrevocable letter of credit in favor of an aircraft leasing company.  The certificate of deposit was to be returned  to the Company  upon the earlier of (i) receipt of any  permanent financing  relating  to the Fort Erie Race  Track,  (ii) any other  capital infusion of $1,000,000 or more, or (iii) at the  expiration of the aircraft
     leasing  agreement  in  September  2004.  However,   Nordic  Gaming  became
     delinquent  in  its  lease  payments,  and  the  aircraft  leasing  company exercised its rights under the lease  arrangement  and repossessed and sold the plane because of such default.  On April 28, 1998, the Company received net  sales  proceeds  of  $151,000  after all  costs  and  expenses  of the repossession  and sale  (including the payment of delinquent loan payments)
     had been deducted.  The Company  reflected a charge of $496,000  related to the above which is included in other charges  during the year ended October
     31 1998.

     (B) The Company provided a certificate of deposit of $778,000 as security to a bank for a term loan of $778,000 that was obtained by Stan Irwin
     Enterprises Inc. that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises to enable Mr. Joseph Corazzi, the Company's Chairman of the Board, the personal use of up to fifty hours of private air travel service at his expense. On August 8, 1998, the seller repurchased the aircraft for net sales proceeds of $577,491. Such funds were paid to the bank and the certificate of deposit was extinguished, and the remaining funds were returned to the Company. The Company reflected a charge of $195,000 related to the above which is included in other charges during the year ended October 31 1998.

6.   NOTES  PAYABLE

     Notes payable outstanding as of October 31, 1997 consisted of six (6) one-year unsecured notes payable to two different lenders. The notes accrued interest at a rate of 8% per annum until the principal and accrued interest were paid. The notes and any accrued interest were convertible, at the lender's option, into shares of the Company's common stock at a price of $1.25 per share, or approximately 90% of the market price, whichever was less, at any time prior to the repayment by the Company. On October 19, 1998, the Lenders converted all outstanding debt and accrued interest due under these notes into 85,000 restricted shares of LVEN Common Stock. In addition, the lenders are to receive, in aggregate, a 6% royalty of the gross income of the first 3,000 bingo machines the Company sells in the Brazil market place for a 10 year period; or instead of the royalty, one-time aggregate payment of $725,000 due and payable on the 6th month of operation of the first 2,000 bingo machines operated by the Company in Brazil. The Company has not reflected any accounting effect to the additional amount that may be payable on the sale of the Bingo machines until such time that such sale, if any, is consumated.

     Consolidated  interest  expense on these notes for the years ended  October
     31, 1998 and 1997 was $79,000 and $79,500, respectively.

7.   STOCKHOLDERS' EQUITY

     Description of securities - The Company's authorized capital stock consists of  50,000,000  shares of Common  Stock,  at $.001 per share par value,  of which  1,831,167  and  1,744,917  shares of common  stock  were  issued and outstanding as of October 31, 1998 and 1997, respectively. In addition, the
     Company has also authorized 30,000,000 shares of Preferred Stock, par value
     $.001 per share,  1,000,000 shares of which was outstanding during the year ended October 31, 1997. The Board of Directors of the Company is authorized to determine the number and  designation of one or more series of Preferred
     Stock  and  the  voting  powers,   rights,   preferences,   qualifications,
     limitations or restrictions and the shares of any such series.

     On June 30, 1997, in connection with an option acquire an 80% interest in Nordic Gaming Inc. (see Note 4) the Company issued to Mr. Nunzio P.
     DeSantis, formerly the Chairman of the Board of ITB, a new series of Preferred Stock designated Series A Preferred Stock (the "Series A
     Preferred") consisting of One Million shares that entitled Mr. DeSantis to certain voting rights in a ratio of twenty votes for each share of preferred stock on matters of stock splits and certain other matters to be designated by the Board of Directors. The shares had been valued at the





                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     aggregate par value of $1,000. Concurrent with the waiver by the Company on August 27, 1998 to acquire the 80% interest of Nordic Gaming, the Company canceled the 1,000,000 shares of Series A Preferred Stock issued to Mr.
     DeSantis.

     Shares  Issued for Debt - During  the year  ended  October  31,  1998,  the
     Company issued 85,000 shares of its Common Stock in extinguishment of $775,000 of notes payable and $233,457 of accrued interest.

     Shares  Issued for Services - During the year ended  October 31, 1998,  the
     Company issued 1,250 shares of its Common Stock for services provided. The shares were valued at $7,500 and were issued at price of $6 per share (the average bid market price for the shares 10 days prior to issuance).

     Outstanding  Warrants - The Company has issued and outstanding 80,019 Class
     A warrants and 63,156 Class B warrants as of October 31, 1998 and 1997. The holder of each Class A Warrant is entitled to purchase one share of Common
     Stock of the Company and one Class B Warrant at an exercise price of $80.00. The holder of each Class B Warrant is entitled to purchase one share of Common Stock at an exercise price of $132.00. The exercise dates of both the Class A and Class B warrants, which expired on February 20, 1999, have been extended until June 1, 1999.

     The Class A Warrants are subject to redemption on not less than thirty days' notice, at a price of $1.00 per Warrant, at any time after the average closing price of the Common Stock shall have exceeded $80.00 per share with respect to the Class A Warrants and $132.00 per share with respect to the Class B Warrants for any 30 consecutive business days ending within 15 days of the date on which the notice of redemption is given.
     Holders of the Warrants will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Warrants unless the Warrants are exercised before they are redeemed. All of the outstanding
     Warrants of a class, except for those underlying the Unit Purchase Option, must be redeemed if any of that class are redeemed. The Company shall not be able to call the Warrants unless a registration statement covering the securities issuable upon exercise of the Warrants is, and remains, current throughout the period fixed for redemption.

     On January 22, 1996, in connection with arranging the financing of the sale of the El Rancho Hotel and Casino, the Company issued warrants valued at $256,200, based on the current market price at the date of the grant, to a third party to purchase 30,000 shares of its Common Stock at $2.00 per share.

     Stock Options- Outstanding stock options consist of the following;

     Chairman  of the Board - On  October  1, 1997 the  Company  granted  to Mr.
     Corazzi an option to purchase up to 200,000 shares of the presently authorized but unissued shares of the Company's common stock at $20.00 per share, subject to adjustment that may result in future changes in the Company's outstanding common or other stock, that will preserve the benefit to Mr. Corazzi. These shares are not issuable in connection with the Stock
     Option Plan described below. The Option expires on September 30, 2002.

     The  Corporation has adopted the disclosure only provisions of Statement of
     Financial   Accounting  Standards  No.  123,  "Accounting  for  Stock-Based
     Compensation."  Accordingly,  no compensation  cost has been recognized for the stock options.  The fair value of the option granted to Mr. Corazzi has been estimated as of the date of the grant using the  Black-Scholes  option pricing  model with the following  assumptions:  risk free interest rate of
     6%, expected life for the option of five years,  expected dividend yield of
     0%, and expected volatility of 82%. Under these assumptions, the fair value of the option was $2.60 per share.  If the Company had elected to recognize compensation  cost based upon the fair value of the options  granted at the grant date as  prescribed  by SFAS No. 123, the  Company's net loss and net loss per share would have been as follows:





                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Net loss, as reported                         $(6,752,405)
       Net loss, pro forma                           $(7,272,405)
       Loss per share, as reported                      $(3.87)
       Loss per share, pro forma                        $(4.20)

     Other - On December 11, 1996, Mr. Nunzio DeSantis, formerly the Chairman of the Board of ITB, was granted options to acquire 75,000 shares of the Company's Common Stock at an exercise price of $20 per share, which expire in December 1999. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property Site. The Company valued these options at $165,000 and, accordingly, reflected a charge during the year ending
     October 31, 1997 for such amount. These shares are not issuable in connection with the Stock Option Plan described below.

     Stock  Option Plan - The Company  adopted a Stock Option Plan in July 1994.
     The Stock Option Plan enables the Company to offer an incentive based compensation system to key employees, officers, directors, consultants and to employees of companies who do business with the Company. A total of 50,000 shares are reserved for issuance under the Stock Option Plan, of which 4,500 shares are issuable under options which have been granted to employees, and 36,500 shares under options granted to officers and directors, all with an exercise price of $14. 20 to $20.00 per share. The
     Company may increase the number of shares reserved for issuance under the Stock Option Plan or may make other material modifications to the Stock
     Option Plan without stockholder approval. However, no amendment may change the existing rights of any option or award holder. The following table summarizes option transactions through October 31, 1998;

                                     Number of          Price Per
                                       Shares              Share
                                       ------              -----

     November 1, 1996                 41,000         $14.20 - $20.00
     Canceled                        -
      Granted                                                    -

     October 31, 1997                41, 000
      Canceled                            -
      Granted
                                   ----------        ---------------

      October 31, 1998                41, 000        $14.20 - $20.00
                                   ==========        ===============

9.       RESEARCH AND DEVELOPMENT

     The Company formed a subsidiary, Electric Media Company Inc. ("EMC"), to develop technology, that if successful, of which the Company can give no assurance, will allow delivery of video voice and/or data communications over electric power lines or other forms of transmission including cable, telephone and microwave. EMC is 75% owned by the Company and 25% owned by Mr. Nunzio DeSantis, formerly Chairman of the Board of ITB.

     In prior years,  EMC entered into  agreements  for the  development of this technology with two joint venture partners/developers.  The first agreement called for the  development  of video,  voice and data  communication  over existing power lines.  This project has been abandoned by the Company.  The second agreement called for the development of a communications  network in
     Guatemala and Central America for the provision of telephone,  video, voice and/or data communications. In accordance with the joint venture agreement, if EMC proceeds,  it will deliver to the joint  venture  partner/developer;
     (i) up to $500,000  for general  start up and market  costs,  (ii)  500,000 restricted  shares of LVEN common stock upon  successful  completion of the field test and  demonstration  of its  economic  viability,  (iii)  monthly renumeration  of $15,000 upon  successful  completion of the field test and demonstration  of  its  economic  viability,  (iv)  an  additional  500,000 restricted  shares  of  LVEN  common  stock  for  each  150,000  telephones installed,





                    LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     up to a maximum of  2,500,000  shares,  and (v) 20% of the net profits once
     EMC has recouped all its costs, plus a return of 6% thereon. All former operational contracts have now been voided, and this project has been put on hold by the Company as of October 31, 1998, pending final development of the Company's other gaming projects.

     During the years  ended  October 31,  1998 and 1997,  the company  expended
     $503,000 and $1,031,000, respectively in developing this technology. Such amounts have been reflected in the accompanying financial statements as research and development costs,.

9.       WRITE-DOWNS AND RESERVES

     Write-downs and Reserves for the year ended October 31, 1998 consists of a charge of $126,000 realized on the sale of the Nordic Gaming Line of Credit
     (Note 4) and an allowance of $57,000 relating to advances made to ITB, Inc.
     (see Note 3). Write-downs and reserves for the year ended October 31, 1997 consists of a charge of $417,356 to reflect the estimated carrying value of the note receivable from Malbec Inc; a charge of $167,800 to reflect the estimated carrying value of a note receivable from Tee One Up , and; a charge of $805,061 to reflect the estimated carrying value of notes receivable from Lake Tropicana.

10.      OTHER CHARGES

     Other charges for the year ended October 31, 1998 primarily consists of a charge of $496,000 on the Nordic Gaming Aircraft lease (Note 5); a charge of $195,000 on the liquidation of a certificate of deposit used to secure an aircraft purchase by Stan Irwin Enterprises (Note 5); a charge of $200,000 for a financing fee incurred on a potential sale of the El Rancho
     Hotel and Casino  (Note 3).  Other  charges for the year ended  October 31,
     1997 consists of a charge of $165,000 to reflect the value of options granted to Mr. Nunzio DeSantis, formerly the Chief Operating Officer of ITB
     (see note 7); a charge of $75,000 for a reserve for management fees disputed by ITB; a charge of $100,000 on a settlement agreement entered into with a third party, and; a charge for $45,785 from the loss on the sale of certain fixed assets.

11.      INCOME TAXES

     The  Company  has  available   unused   operating  loss   carryforwards  of
     approximately  $30,700,000  at October 31,  1998 which may be used  against
     future  taxable   income.   Certain  amounts  of  the  net  operating  loss
     carryforward  may  be  limited  due  to  changes  in  the  Company's  stock ownership. The operating loss carry forwards will expire in various amounts through the years through 2013.  Generally Accepted  Accounting  Principles require  the  establishment  of a  deferred  tax asset  for all  deductible temporary differences and operating loss carryforwards. The Company has not provided for any deferred tax asset due to the  doubtfulness of realization due to the uncertainty  that the Company will generate income in the future sufficient to fully or partially utilize these  carryforwards,  and because of the more than 50% change in ownership.

12.    COMMITMENTS AND CONTINGENCIES

     Employment  Agreements  - On  March  1,  1995,  the  Company  and its  LVCC
     subsidiary  entered into two (2) separate five-year  employment  agreements with  Joseph  Corazzi,  the  Chairman  of the Board of the  Company,  which provided for an annual aggregate salary of $550,000.  These agreements were terminated on October 1, 1997, and replaced with (2) separate non-exclusive agreements  with Mr.  Corazzi  which also  provide for an annual  aggregate salary of $550,000.  The term of the agreement  ends on September 30, 2002, provided,  however,  that if the  Company  fails to notify  Mr.  Corazzi in writing by October 1, 2001 of its desire to have this  agreement  expire at the end of its initial term, the agreement shall  automatically  extend for another  term  ending on the sixth  anniversary  of the date upon which Mr.
     Corazzi  received  written   notification  of  the  Company's  election  to
     terminate the agreement.  The  employment  agreements are subject to annual increases  and bonuses at the  discretion  of the Board of  Directors.  The agreements also entitle Mr. Corazzi to participate in any employee  benefit plans which may be offered in the future, such as group life,


                                     LAS VEGAS ENTERTAINMENT NETWORK INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     health,  hospitalization  and life  insurance.  Under the  agreements,  Mr.
     Corazzi's employment terminates upon death or disability and may be terminated by the Company for cause. Termination by the Company for any other reason entitles the employee to receive his salary for the remaining term of the agreements. As of January 1, 1999, Mr. Corazzi has suspended payments of any salary amounts due him, but will continue to accrue such amounts until such time further funding has been received by the Company.

          The employment agreements also provide for the following; (i) a lump sum payment of $2,000,000 upon the consummation of a definitive agreement by the Company and potential purchaser providing for a change of control,
     (ii) an annual retirement benefit starting with the calendar month after his retirement or termination, equal to fifty percent of his average annual
     LVEN salary and bonus received in the twenty-four (24) month period prior to his termination (plan becomes effective once Mr. Corazzi has been employed 10 years, including any time pre-dating these agreements), and
     (iii) an annual lump sum cash payment equal to 5% of earnings before income taxes, depreciation and amortization of the LVCC subsidiary. As of October
     31, 1998, Mr. Corazzi agreed to terminate any past or future amounts due him under his retirement benefit in exchange for cash payment of $192,000 and 85,000 shares of common stock of the Company yet to be issued and to be registered..

     Compensation due Joseph A. Corazzi  amounting to $518,134 was accrued as of
     October 31, 1997.  The Company has also  accrued  $294,379 and $363,000 for amounts due Mr.  Corazzi  under his  retirement  plan which is reflected as accrued officers benefits as of October 31, 1998 and 1997. The Company paid and reimbursed Mr. Corazzi  $1,070,658 and $438,488 for accrued and current
     compensation   during  the  years   ended   October   31,  1998  and  1997,
     respectively.  Such sums were due Mr. Corazzi from inception of the Company to October 31,  1998.  In addition,  the Company  also paid to Mr.  Corazzi
     $192,000 to terminate his retirement plan.

     Litigation - On or about September 10, 1997, two actions were filed in the Delaware Court of Chancery, each of which named the Company and its President, Joseph A. Corazzi, as defendants. The first such action, captioned Robert J. Quigley, Frank A. Leo and the Family Investment Trust
     (Henry Brennan as Trustee) v. Nunzio P. DeSantis,  Michael Abraham, Anthony
     Coelho, Kenneth W. Scholl, Joseph Zappala,  Joseph A. Corazzi and Las Vegas
     Entertainment Network, Inc. and International  Thoroughbred Breeders, Inc.,
     C.A. No. 15919-NC, ("Quigley") was a derivative suit brought by two former directors of International Thoroughbred Breeders, Inc. ("ITB") and an investment trust which alleged, among other things, that certain ITB directors beached their fiduciary duties to ITB. The Quigley complaint sought (i) a declaratory judgment that (a) the shares of ITB's common stock held by a company named NPD, Inc. could not be voted at any stockholders' meeting; (b) all actions taken by the current board of ITB were null and void; and c) certain purported "super-majority" voting provisions in ITB's by-laws remained in full force and effect and (ii) rescission of certain actions taken by ITB's Board, including but not limited to certain contractual rights or entitlements that involved the Company.

     Specifically,  with respect to the Company, the Quigley Complaint sought to
     (i) rescind the issuance of  2,093,868  shares of ITB stock to the Company,
     (ii) invalidate certain contingent profit participation rights that existed in favor of the Company relative to the El Rancho Hotel and Casino project
     (the "El Rancho"), and (ii) rescind certain agreements entered into between or among the Company, ITB and/or Credit Suisse First Boston Mortgage
     Capital LLC  ("CSFB"),  in  connection  with CSFB's  refinancing  of the El
     Rancho project.

     On November 7, 1997, the Company filed an Answer to the Quigley Complaint, in which the Company denied the substantive claims asserted against or with respect to the Company. Thereafter, the parties engaged in limited discovery in the Quigley action. While the Company believed it had meritorious defenses to this action and had been vigorously defending itself, the Company entered into an out-of-court settlement as discussed below involving all of the parties to the Quigley action, and on January
     29, 1999 all such claims were dismissed.









                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The second action,  captioned James Rekulak v. Nunzio P. DeSantis,  Michael
     Abraham,  Anthony  Coelho,  Kenneth W. Scholl,  Joseph  Zappala,  Las Vegas
     Entertainment   Network,   Inc,   Joseph  A.   Corazzi  and   International
     Thoroughbred Breeders,  Inc, C.A. No. 15920-NC ("Rekulak") was a derivative suit which repeated the allegations in the Quigley  Complaint  verbatim and sought the  identical  relief.  The Company  entered  into an  out-of-court settlement in the Rekulak  action,  and on January 29, 1999 all such claims were dismissed.

     The Company and its Chairman are named as  defendants in an action filed on
     November 30, 1997 by Robert William Green ("Green"),  a stockholder of ITB, captioned Robert William Green v. Nunzio DeSantis,  Joseph Corazzi, Anthony
     Coelho,  Las  Vegas  Entertainment   Network,  Inc.  and  NPD,  Inc.,  C.A.
     97-5359(JHR)  ("Green"),  in the  United  States  District  Court  for  the
     District of New Jersey.  The Green complaint  alleges,  among other things, that the defendants have usurped  certain  corporate  opportunities  at the expense of ITB, have diluted  Green's  interest in ITB through the issuance of shares of stock and have  conspired  to deprive  him of  certain  rights under  an  option  granted  to him by NPD,  which,  subject  to  regulatory approval,  grants  Green the  right to  purchase  approximately  50% of the shares of ITB's common stock held by NPD. The Company has also entered into an  out-of-court  settlement  on this  matter as  discussed  below,  and on
     January 29, 1999 all such claims were dismissed.

     On July 2, 1998, Las Vegas Entertainment Network, Inc., certain of its subsidiaries, CountryLand Properties, Inc., Casino-Co Corporation, and LVCC and the Company's Chairman and CEO, entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation and
     Agreement") by and among the Company and such affiliates, on the one hand, and Frank A. Leo, Robert J. Quigley, Francis W. Murray, Charles R. Dees,
     Jr.,  The Family  Investment  Trust (Henry  Brennan,  Trustee),  NPD,  Inc.
     ("NPD"),  Nunzio P.  DeSantis,  Anthony  Coelho,  Michael  Abraham,  Joseph
     Zappala, Joseph A. Corazzi, Kenneth S. Scholl,  International  Thoroughbred
     Breeders,  Inc.  ("ITB"),  D&C Gaming  Corporation,  James J. Murray,  John
     Mariucci,  Frank  Koenemund,  Robert W. Green,  Robert E. Brennan and Orion
     Casino Corporation, on the other hand, to resolve the pending stockholder derivative litigation brought in the name of ITB in the Delaware Court of Chancery. The effectiveness of the settlement described in the Stipulation and Agreement (the "Settlement"), as it relates to the Company and its affiliates, was subject, among other things, to Delaware Chancery Court approval of all of the terms and conditions of the Settlement following notice to ITB's stockholders, the consent of ITB's primary lender (the "ITB
     Lender Approval"), and LVEN's approval of the terms and conditions of the ITB Lender Approval.

     Pursuant to the Settlement  Stipulation as finally approved by the Delaware
     Court in October, 1998; (i) the Company was granted the exclusive right to market and sell the El Rancho for a 120-day period, which period expired on November 20, 1998; (ii) from November 20, 1998 until April 19, 1999, the
     Company has a right, coextensive with ITB, to market and sell the El Rancho
     Property site, iii) if the Company closes a sale of the El Rancho prior to April 19, 1999, then the Company receives the proceeds of such sale in excess of $44.2 million; (iv) in order to exercise its coextensive rights, ITB must close a sale of the El Rancho prior to April 19, 1999 for at least
     $56.2, out of which amount approximately $10 million would be paid to the Company, (v) if, on or before April 17, 1999, the Company consummates a refinancing of the El Rancho that results in loan proceeds of at least
     $44.2, then the Company may continue to market the El Rancho for an additional period that is 50% of the period of the refinancing loan. In exchange for the foregoing rights, the Company is obligated to; (i) release all claims against the parties to the litigation, CSFB and the certain law firms; (ii) return to ITB for cancellation the 2,093, 868 shares of ITB common stock that were previously issued to Casino-Co Corporation, a subsidiary of the Company, in consideration for the prior cancellation of a $10.5 million promissory note from ITB to the Company; (iii) release any interest in certain shares of ITB stock held by NPD, Inc. which shares are to be repurchased by ITB; (iv) pay 50% of the carrying cost on the El
     Rancho during a portion of the period for which the Company has the right to market and sell the El Rancho (presently estimated to be $50,000 per month); and (v) consent to the cancellation of all contracts between ITB and the Company, including those involving future profit-participation rights in the El Rancho as well as the Company's entertainment management contract for the El Rancho Property Site. All parties agreed to the terms of this settlement agreement on January 29, 1999.





                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     An  objecting to the  Settlement  was filed by an individual with the
     Delaware  Court of Chancery in August  1998. The individualclaims to be a stockholder of LVEN, and in his Brief, he outlines what he characterizes as
     "potentially  meritorious claims" which the Company, or a stockholder suing derivatively  on behalf of the Company or  individually  and on behalf of a class could assert, including claims for breach of fiduciary in selling the
     El Rancho  Property to ITB; for breach of fiduciary  duty in converting the
     $10.5 million ITB note into ITB stock;  for breach of fiduciary duty, waste of assets, and usurpation of corporate opportunity in various dealings with
     Nunzio P.  DeSantis;  for breach of  fiduciary  duty in  entering  into the
     Settlement for allegedly no consideration or grossly inadequate or illusory
     consideration;   and  other  possible  claims  arising  out  of  assertedly questionable  money  losing  transactions  which the Company has engaged in over the past several years.  The Company believes these claims are without merit and intends to vigorously defend itself.

     The Company has filed an action against American Pastime West ("APW") seeking among other things to collect advance deposits it made to APW, and seeking clarification of any APW rights pertaining to the Stipulation
     Agreement and the sale of the El Rancho. This matter is still pending and the Company intends to vigourously pursue its rights.

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

     Leases - The  Company  leases  on a  month-to-month  basis an office in Los
     Angeles, California for $8,500 per month. The Company also leases, on a month-to-month basis, certain other facilities at an aggregate rental of $4,500 per month. Rent expense for the years ended October 31, 1998 and 1997 was $153,000 and $147,000 respectively.

13.    RELATED PARTY TRANSACTIONS

     The Company entered into a series of transactions with several companies that were directly owned or controlled by Mr. Nunzio DeSantis or his family members. Mr. Nunzio DeSantis was the Chairman of the Board of International
     Thoroughbred Breeders Inc. at the time of these transactions. Those transactions include:

     On December 11,1996, Mr. Nunzio DeSantis, was granted 75,000 options to acquire shares of the Company's Common Stock at an exercise price of $20 per share. The options were issued as part of the consideration for providing a $6,000,000 standby funding commitment for replacement financing on the El Rancho Property.

     On January 15, 1997, the Company, through it's wholly-owned Nevada subsidiary Casino-Co, made a secured loan of $2,900,000 to NPD, Inc, ("NPD"), in order to enable NPD to close the acquisition from Robert
     Brennan of 2,904,016 shares of common stock of ITB. At the closing of such purchase and sale, the shareholders of NPD, Nunzio DeSantis and Anthony
     Coelho, became the Chairman of the Board and Chief Executive Officer, respectively, of ITB. The loan to NPD and all accrued interest due, was repaid to the Company on June 22, 1997.

     On May 22, 1997, LVEN converted the $10.5 Million  receivable  evidenced by the B-Note,  together with accrued interest  thereon of $1.1 Million,  into
     2,093,868 restricted shares ITB common stock (the "Conversion  Shares"). On
     May 22,  1997,  LVEN and ITB also  agreed,  subject  to  approval  of their respective  Boards of  Directors,  that as soon as  practicable,  ITB would acquire  LVEN's  El  Rancho  Cash Flow  Interest.  In order to effect  such transaction,  ITB is required to issue to LVEN that number of shares of ITB common stock (the "Acquisition  Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally  recognized  investment banking firm, divided by (ii) the  average  bid price for ITB Stock  during the 20  trading  days prior to the closing.  LVEN has executed an irrevocable proxy in respect of the  Conversion  Shares,  and has agreed to execute such an  instrument  in respect of the Acquisition  Shares,  in each case in favor of Mr. Nunzio P.
     DeSantis,  which proxies shall be irrevocable  until the earlier of (i) the date on which the CSFB Loan and all of the other  obligations  of ITB owing to CSFB  under the CFSB Loan  have  been  repaid in full,  (ii) the date on
     which  LVEN   distributes  the  Acquisition   Shares  to  its  shareholders
     generally,  (iii) the date on which  LVEN  sells the  Conversion  Shares or
     Acquisition  Shares to, or LVEN is acquired  by, or merged with or into,  a person or entity that





                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     is not affiliated with LVEN or Mr. Joseph A. Corazzi, Chairman of the Board of LVEN, and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent. On July 2, 1998, as part of settlement agreement, all prior agreements between or among LVEN and ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, were terminated and the Company returned all such shares to ITB for cancellation. In return, the Company has the right to market and sell the El Rancho Property and may retain such net cash proceeds from that sale over and above $44.6 Million, if any (see Note 3).

     During 1997,  the Company was granted an option to acquire from Mr.  Nunzio
     P. DeSantis, the then Chief Operating Officer of ITB, eighty percent (80%) of the voting equity of Nordic Gaming Corporation, a Canadian corporation
     ("Nordic"). Nordic owned certain real property and assets known as the "Fort Erie Racetrack" which is situated on 143 acres in Fort Erie, Ontario,
     Canada. In consideration for receiving the option, which was to expire June
     1, 1998, the Company; (i) paid to Nordic $182,000 that was used as the advance deposit used to acquire the racetrack, (ii) agreed to provide
     Nordic a working capital line of credit (see below) and (iii) agreed to the issuance to Mr. Nunzio P. DeSantis 1,000,000 shares of a new Series A
     Preferred Stock that entitles Mr. DeSantis to certain voting rights in a ratio of twenty votes for each share of stock on matters of stock splits and certain other matters as designated by the Board of Directors. As described below, the option to acquire Nordic was canceled by the Company, and the issuance of the preferred shares to Mr. DeSantis has been canceled.

     The Company advanced $1,300,000 through April 30, 1998 to Nordic pursuant to a Line of Credit Agreement dated as of August 27, 1997. Such advances, which were due and payable on August 27, 1998, were to bear interest at a rate of 10% per annum, and were secured by a first mortgage lien on and a security interest in the real and personal property assets comprising the Fort Erie Racetrack. On August 27, 1998 the Company assigned its debt, mortgage and all other security in the Fort Erie Racetrack to an Ontario, Canada Limited Corporation. The Company also waived its option to acquire the 80% interest in Nordic Gaming. The consideration for the assignment and waiver was $975,000 in cash and the assumption of $100,000 of debt. The
     Company has reflected a charge of $126,000 on the assignment of this debt which is reflected in write-downs and reserves during the year ended
     October 31, 1998. In addition to the line of credit, the Company has also provided a certificate of deposit as security for a certain aircraft leasing arrangement. However, Nordic Gaming became delinquent in its lease payments, and the aircraft leasing company exercised its rights under the lease arrangement and repossessed and sold the plane because of such default.. Due to the above, the Company reflected a charge of $496,000 which is included in other  charges  during the year ended  October 31 1998
     (see Note 6).

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

     Mr. Joseph Zapalla, currently a director of ITB, was paid a consulting fee by the Company of $100,000 during the year ended October 31, 1997 for services rendered in connection with the development of the EMC Project.



                      LAS VEGAS ENTERTAINMENT NETWORK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company provided a certificate of deposit of $778,000 as security to a bank for a term loan of $778,000 that was obtained by Stan Irwin
     Enterprises on July 16, 1997 that was used to acquire a 12 1/2% undivided interest in an aircraft. The Company provided the certificate of deposit on behalf of Stan Irwin Enterprises Inc. to enable Mr. Joseph Corazzi, the
     Company's Chairman of the Board, the personal use of up to fifty hours of private air travel at his cost. Stan Irwin Enterprises is owned by Mr. Stan
     Irwin, a former director of the Company's LVCC subsidiary, and a current consultant to the Company. On August 8, 1998, the seller repurchased the aircraft for net sales proceeds of $577,491. Such funds were paid to the bank and the certificate of deposit was extinguished, and the remaining funds were returned to the Company. The Company reflected a charge of $195,000 related to the above which is included in other charges during the year ended October 31 1998. Additionally during the years ended October 31, 1998 and 1997, the Company paid consulting fees of $36,000 and $42,500, respectively, to Stan Irwin Enterprises.

     During the year ended October 31, 1998, the Company paid director fees of $35,000 to Zephyr Consulting Inc., a company 100% owned by Jeffrey Simmons.
     Mr Simmons became a director of the Company in February of 1998. Prior to becoming a director, the Company paid entertainment consulting fees of $25,000 and $60,000 during the years ended October 31, 1998 and 1997, respectively, to Mr. Simmons or his affiliated company.

                                      F-19
