Form 10QSB
period 1999-01-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1999-03-22
CIK 872588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :    January  31,1999

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from          to

Commission file number:   0-21278


                      LAS VEGAS ENTERTAINMENT NETWORK, INC
              (Exact name of small business issuer as specified in
                                  its Charter)


           Delaware                                 94-3125854
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   1801 Century Park East, Los Angeles, California                90067
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

                                  Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock, $.001 par value                 1,946,167
                   Title of Class             Number of Shares outstanding at
                                                      March 1, 1999

DOCUMENTS INCORPORATED BY REFERENCE: NONE

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                    January 31,      October 31,
                                                        1999             1998
                                                        ----             ----
                                                    (UNAUDITED


                           ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                           $  65,550      $  553,525
  TRADING SECURITIES                                     41,492         106,199
                                                    -----------      -----------
      TOTAL CURRENT ASSETS                              107,042         659,724

 INVESTMENT IN & ADVANCES TO INTERNATIONAL
  THOROUGHBRED BREEDERS INC. - Note 2                 3,500,000       3,500,000

 OTHER INVESTMENTS & ADVANCES                           100,000         100,000

  PROPERTY AND EQUIPMENT
     net of accumulated depreciation
     of $267,367 (1999) and $259,547 (1998)              81,583          89,404

  OTHER ASSETS                                              --           56,652
                                                    -----------     ------------

                                                    $ 3,788,625     $ 4,405,780
                                                    ===========     ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $  293,486     $   308,181
   OFFICER LOAN PAYABLE                                  15,000
                                                    -----------     ------------

      TOTAL CURRENT LIABILITIES                         308,486         308,181

  ACCRUED OFFICER'S BENEFITS - Note 3                   273,642         294,379

 STOCKHOLDERS' EQUITY
   PREFERRED STOCK - SERIES A, AUTHORIZED
    30,000,000 SHARES, $.001 PAR VALUE;
    NONE OUTSTANDING
   COMMON STOCK - AUTHORIZED 50,000,000
    SHARES,  $.001 PAR VALUE; ISSUED AND
    OUTSTANDING - 1,861,167 SHARES (1999)
     and 1,831,167 SHARES (1998)                         37,220          36,620
   ADDITIONAL PAID-IN CAPITAL                        48,520,878      48,459,312
   LONG TERM INVESTMENT RESERVE                                      (2,400,000)
   DEFICIT                                          (45,351,601)    (42,292,712)
                                                    ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                        3,206,497      3,803,220
                                                    ------------    ------------

                                                    $  3,788,625    $ 4,405,780
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

      LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           THREE MONTHS ENDED JANUARY 31,
                                           ------------------------------

                                                1999                   1998
                                                ----                   ----

 REVENUES                                     $                   $
                                                         -                   -
                                              -------------       --------------

 COSTS AND EXPENSES
     El Rancho Costs - Note 2                       63,220
     Research & Development                         37,000               25,000
     Write-off and Reserves - Note 2             2,400,000
     General & Administrative                      617,636              749,491
                                             --------------        -------------

   TOTAL COSTS AND EXPENSES                      3,117,856              774,491
                                             --------------        -------------
  LOSS BEFORE OTHER
    INCOME AND (CHARGES)                        (3,117,856)           (774,491)

 OTHER INCOME AND (CHARGES):
        Interest Income                              5,361              57,409
        Gain (Loss) on Trading Securities           64,647              25,151
        Other Charges                               (8,487)             (9,251)
        Interest and Finance Costs                  (2,554)            (19,520)
                                             --------------     ---------------
 TOTAL OTHER INCOME AND (CHARGES)
                                                    58,967              53,789
                                             --------------     ---------------

 NET LOSS                                      (3,058,889)            (720,702)
                                             ==============      ===============
 WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING                     1,836,167           1,744,941
                                             ==============      ===============

BASIC AND DILUTED LOSS PER SHARE
 OF COMMON STOCK                                    (1.67)              (0.41)
                                             ==============     ===============


COMPREHENSIVE LOSS
 NET LOSS                                       (3,058,889)            (720,702)

 UNREALIZED LOSS ON INVESTMENT                   2,400,000
                                          -----------------      ---------------

 COMPREHENSIVE LOSS                               (658,889)            (720,702)
                                           ================      ===============



        The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                      THREE MONTHS ENDED JANUARY 31, 1999



                                            Common Stock                           Unrealized
                                            ---------------      Additional          Loss on
                                            Number                Paid-In           Long-Term
                                          of Shares    Amount       Capital          Investment      Deficit          Total
                                          ---------    ------       -------          ----------      -------          -----

BALANCE - November 1, 1998                1,831,167   $36,620      $48,459,312     $(2,400,000)  $(42,292,712)     3,803,220

Realization of loss on ITB securities                                                2,400,000                     2,400,000

Issuance of shares for services              30,000       600          61,566                                         62,166

Net loss for the three-months ended
 January 31, 1999                                                                                  (3,058,889)    (3,058,889)
                                        -----------    -------      -----------   ------------     ----------    -----------

BALANCE - January 31, 1999                1,861,167    $37,220     $48,520,878     $         -   $(45,351,601)   $ 3,206,497
                                        ===========    =======     ===========    ============   ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 THREE MONTHS ENDED JANUARY 31,
                                                -------------------------------

                                                       1999             1998
                                                       ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           (3,058,889)         (720,702)
(Gain) from Marketable Securities                     (64,657)          (25,151)
Loss on Investments                                 2,400,000
Loss on Other Asset                                     8,496
Depreciation                                            7,821            16,030
Adjustments to reconcile net loss to net
cash used in operating activities:
    Increase (Decrease) in;
      Accounts Payable                                 47,471            58,235
      Interest Payable                                                   19,520
      Accrued Officer's Salaries                                       (419,843)
      Accrued Officer's Benefits                     (20,737)            31,000
                                                     --------            ------

CASH USED IN OPERATING ACTIVITIES                    (680,495)       (1,040,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Trading Securities                                        (20,606)
  Sale of Trading  Securities                         129,364
  Advances to Nordic Gaming                                            (200,000)
  Collections (Advances) on Airplane Deposits          48,156           (11,947)
  Acquisition of Property and  Equipment                    -              (298)
                                                     --------            ------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       177,520          (232,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from Officer                                 15,000
  Repayment of  Notes Payable                               -             (505)
                                                      --------          --------

 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        15,000             (505)

DECREASE IN CASH                                      (487,975)      (1,274,267)

CASH BALANCE - BEGINNING                               553,525        2,399,491
                                                      --------        ----------

CASH BALANCE - ENDING                                 $ 65,550       $1,125,224
                                                      =========      ==========

NON-CASH TRANSACTIONS
 Issuance of Common Stock for services               $ 62,166



        The accompanying notes are an integral part of these consolidated financial statements.

                      LAS VEGAS ENTERTAINMENT NETWORK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.        SUMMARY OF BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING
          POLICIES

          Background - Las Vegas Entertainment Network, Inc. ("LVEN" or "the Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and gaming facilities including real estate redevelopment. The Company has also identified a major business opportunity for the distribution of bingo machines in Brazil, when if implemented, for which there can be no assurance, will substantially alter the direction of the Company. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries.

          Going Concern - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liabilities in the normal course of business. For the three months ended January 31, 1999 and the year ended October 31, 1998, the Company experienced net losses of $3,058,889 and $4,754,530, respectively, and has experienced operating losses since its inception. The Company anticipates that it will continue to experience significant losses and cash flow needs as it continues working on its development plans.

          The Company's capital requirements have been and will continue to be significant. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. At January 31, 1999, the Company had cash and cash equivalents of $65,550 and trading securities of $41,492. The Chairman of the Board has committed to provide a $250,000 credit line to fund working capital to fund operations up through the second fiscal quarter of 1999, at which time the Company believes the financing for the MG contracts will be in place, although there can be no assurance of such. The Company's current monthly operating cash requirements are approximately $100,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. The Company is also responsible to for managing and paying one half of the operating costs of the El Rancho Hotel and Casino (see
          Note 2) which currently approximates $50,000 per month but may increase to a greater amount if renovation of the property begins. In addition, the Company may be required to fund, or obtain financing for, the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $12,000 each to meet delivery requirements to MG Entertainment under the Company's agreement with them. In order to preserve working capital, the Company has reduced the number of its employees, deferred compensation to certain of its officers, deferred or delayed the payment of certain accounts payable, and reduced operating and capital expenditures. The Company issued 30,000 shares of its Common Stock during the three months ended January 31, 1999 to settle certain accounts payable, and subsequent to January 31, 1999 has issued, or committed to issue, an additional 230,000 shares for services and in settlement of accounts payable.

          The Company's sources and uses for financing during 1999 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include; the success of the Company in meeting its delivery requirements to MG Entertainment for the sale of up to 10,000 bingo machines; the potential sale of the El Rancho Property and receipt of proceeds therefrom (Note 2); the ultimate realization of other LVEN assets, and; potential legal and political issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

          The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company not be able to continue as a going concern.

          The accompanying unaudited financial statements include the accounts of LVEN, and its wholly-owned subsidiaries Las Vegas Communications Corp. ("LVCC"), Casino-Co Corporation. and Pacific DNS, Inc, and its majority-owned subsidiary, Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

          Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1998.

          Stock Split - On October 16, 1998, the stockholders of the Company ratified a one for twenty reverse stock split of the shares of the Company's Common Stock. All disclosures and applicable per share data have been retroactively restated to reflect this reverse split.


2.        INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED
          BREEDERS INC.

          On January 22, 1996, the Company sold the assets and liabilities of the El Rancho Hotel and Casino in Las Vegas, Nevada (the "El Rancho" or "the Property") to International Thoroughbred Breeders Inc. ("ITB") for consideration of $43,500,000, consisting of (i) $12,500,000 paid at closing in cash; (ii) the issuance of an 8% unsecured promissory note in the principal amount of $6,500,000 (the"A-Note") which A-Note was paid in full on March 15,

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

          On May 22, 1997, the Company, ITB and Credit Suisse First Boston Mortgage entered into a certain Bi-lateral agreement and a certain Tri-lateral agreement whereby LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares of ITB common stock (the "Conversion Shares"). On May 22, 1997, LVEN and ITB also agreed, subject to approval of their respective Boards of Directors, that as soon as practicable, ITB would acquire the El Rancho Cash Flow Interest. In order to effect such transaction, ITB was required to issue to LVEN that number of shares of ITB common stock (the "Acquisition Shares") equal to (i) the fair market value of the El Rancho Cash Flow Interest, as determined in a fairness opinion to be obtained from a nationally recognized investment banking firm, divided by (ii) the average bid price for ITB Stock during the 20 trading days prior to the closing. Both the Conversion Shares and the Acquisition Shares were subject to certain restrictions.

          On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs sought, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN on May 22, 1997, and further sought to block the issuance to LVEN of additional shares of ITB stock in exchange for LVEN's El Rancho Cash Flow Interest. On July 2, 1998, the Company entered into a Stipulation and Agreement of Compromise with all such parties, and on January 29, 1999, all such parties gave their final approval to the agreement and all such litigation has been settled and dismissed.

          Pursuant to the Settlement Stipulation; (i) the Company was granted the exclusive right to market and sell the El Rancho for a 120-day period, which period expired on November 20, 1998; (ii) from November 20, 1998 until April 19, 1999, the Company has a right, coextensive with ITB, to market and sell the El Rancho Property site, iii) if the Company closes a sale of the El Rancho prior to April 19, 1999, then the Company receives the proceeds of such sale in excess of $44.2 million; (iv) in order to exercise its coextensive rights, ITB must close a sale of the El Rancho prior to April 19, 1999 for at least $56.2, out of which amount approximately $10 million would be paid to the Company, (v) if, on or before April 17, 1999, the Company consummates a refinancing of the El Rancho that results in loan proceeds of at least $44.2 Million, then the Company may continue to market the El Rancho for an additional period that is 50% of the period of the refinancing loan. In exchange for the foregoing rights, the Company was obligated to; (i) release all claims against the parties to the litigation, CSFB and certain law firms; (ii) return to ITB for cancellation the 2,093,868 shares of ITB common stock that were previously issued to Casino-Co Corporation, a subsidiary of the Company, in consideration for the prior cancellation of a $10.5 million promissory note from ITB to the Company; (iii) release any interest in certain shares of ITB stock held by NPD, Inc. which shares are to be repurchased by ITB; (iv) pay 50% of the carrying cost on the El Rancho during a portion of the period for which the Company has the right to market and sell the El Rancho (presently estimated to be $50,000 per month); and (v) consent to the cancellation of all contracts between ITB and the Company, including those involving future profit-participation rights in the El Rancho as well as the Company's entertainment management contract for the El Rancho Property Site.

          Upon the effectiveness of the Settlement as to LVEN, all prior agreements between or among LVEN and ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, were terminated and the Company returned all such shares to ITB for cancellation. The Company recognized a $2,400,00 loss during the three months ended January 31, 1999 upon return of the shares in accordance with Financial Accounting Standards Board Statement No. 115. This amount had previously been provided for as a reduction in stockholders equity. As of January 31, 1999, the Company has valued its interest in its right to sell the Property at its historical carrying cost, which approximates market value.

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

3.        Accrued Officers Benefit

          As of October 31, 1998, Mr. Corazzi agreed to terminate any past or future amounts due him under his retirement benefit in exchange for cash payment of $192,000 and the issuance of 85,000 registered shares of common stock of the Company. These shares have been issued subsequent to January 31, 1999.

4.        Capital Stock Transactions

          During the three months ended January 31, 1999, the Company issued 15,000 shares of its Common Stock in settlement for certain accounts payable. The shares were valued at $66,120, the value of the amount of accounts payable setteled (average price of $4.40 per share). Subsequent to January 31, 1999, the Company has issued, or committed to issue, an additional 230,000 shares for services and in settlement of accounts payable to be valued at $1.50 - $2.00 per share.

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

Three months ended January 31, 1999 compared to three months ended January 31, 1998

          Research and Development expenses which relate to the development of voice, video and data communication technology increased $12,000 to $37,000 during the three-months ended January 31, 1999 as compared to $25,000 in the corresponding period in 1998. The majority of the costs related to the payment of consulting fees paid to individuals developing technology to be used in the Company's intended telephone operations in Brazil. The Company has temporarily put on hold further development of this project.

          Write-Downs and Reserves for the three-months ended January 31, 1999 consists of a charge of $2,400,000. This charge relates to the effectiveness of the Settlement Agreement between LVEN and ITB, whereby the agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock was terminated and the Company returned all such shares to ITB for cancellation. In return, the Company received certain rights in the El Rancho Property including the conditional right to sell such property. Upon return of the shares on January 29, 1999, and in accordance with Financial Accounting Standards Board Statement No. 115, the Company recognized a $2,400,00 non-cash loss that had previously been provided as a reduction in stockholders equity .

          General and Administrative expenses decreased $131,855 to $617,636 during the three- months ended January 31, 1999 as compared to $749,491 in the corresponding period in 1998. The majority of the decrease relates to reduced operating and capital expenditures in order to preserve working capital of the Company.

          Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $52,048 to $5,361 for the three-months ended January 31, 1999 as compared to $57,409 for the corresponding period in 1998. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the three-months ended January 31, 1999 as compared to the corresponding period in 1998. The Company had realized and unrealized gains from marketable securities of $64,647 during the three-months ended January 31, 1999 compared to a gain of $25,151 in the comparable period in 1998. Interest expense and finance costs decreased $16,966 to $2,554 for the three-months ended January 31, 1999 as compared to $19,520 for the corresponding period in 1998. The decrease is due to the reduction in average outstanding indebtedness for the three months ended January 31, 1999 as compared to the corresponding period in 1998.

Liquidity and Capital Resources

            The  Company's  financial  statements  for the three  months  ending
January 31, 1999 have been prepared on a going concern basis which, which contemplates the realization of assets and liabilities in the normal course of business. For the three months ended January 31, 1999 and the year ended October 31, 1998, the Company experienced net losses of $3,058,889 and $4,754,530, respectively, and has experienced operating losses since its inception. The Company anticipates that it will continue to experience significant losses and cash flow needs as it continues working on its development plans. The Company's capital requirements have been and will continue to be significant. As a result, and until financing arrangements have been finalized, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern

          Cash Requirements. The Company's capital requirements have been and will continue to be significant. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. At January 31, 1999, the Company had cash and cash equivalents of $65,550 and trading securities of $41,492. The Chairman of the Board has committed to provide a $250,000 credit line to fund working capital to fund operations up through the second fiscal quarter of 1999, at which time the Company believes the financing for the MG contracts will be in place, although there can be no assurance of such. The Company's current monthly operating cash requirements are approximately $100,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. The Company is also responsible to for managing and paying one half of the operating costs of the El Rancho Hotel and Casino (see Note 2) which currently approximates $50,000 per month but may increase to a greater amount if renovation of the property begins. In addition, the Company may be required to fund, or obtain financing for, the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $12,000 each to meet delivery requirements to MG Entertainment under the Company's agreement with them. In order to preserve working capital, the Company has reduced the number of its employees, deferred compensation to certain of its officers, deferred or delayed the payment of certain accounts payable, and reduced operating and capital expenditures. The Company issued 30,000 shares of its Common Stock during the three months ended January 31, 1999 to settle certain accounts payable, and subsequent to January 31,

1999 has issued, or committed to issue, an additional 230,000 shares for services and in settlement of accounts payable.

          The Company's sources and uses for financing during 1999 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include; the success of the Company in meeting its delivery requirements to MG Entertainment for the sale of up to 10,000 bingo machines; the potential sale of the El Rancho Property and receipt of proceeds therefrom; the ultimate realization of other LVEN assets, and; potential legal and political issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

Notes Receivable.

          As of January 31, 1999, the Company made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida. As of January 31, 1999, $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company has previously provided a $812,606 allowance against this advance, for a net investment of $100,000 as of January 31, 1999.

                                            PART 11. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has filed an action against American Pastime West ("APW") seeking among other things to collect advance deposits it made to APW, and seeking clarification of any APW rights pertaining to the Stipulation Agreement and the sale of the El Rancho. The matter is still pending and the Company intends to vigorously pursue its rights.

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


                                             Date:    March 15, 1999

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