Form 10QSB
period 1999-04-30
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1999-06-29
CIK 872588

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30,1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to _______________________

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

                             Yes   X       No ___
                                  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock, $.001 par value                       3,362,167
                   Title of Class                Number of Shares outstanding at
                                                            June 15, 1999

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

            LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                                                    April 30,                            October 31,
                                                                     1999                                  1998
                                                                  (UNAUDITED)
 ASSETS

 CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                     $             90,473          $              553,525
   TRADING SECURITIES                                                         47,742                         106,199
                                                             -----------------------         -----------------------
     TOTAL CURRENT ASSETS                                                    138,215                         659,724

 INVESTMENT IN & ADVANCES TO INTERNATIONAL
  THOROUGHBRED BREEDERS INC. - Note 2                                      3,500,000                       3,500,000

 OTHER INVESTMENTS & ADVANCES                                                100,000                         100,000
 PROPERTY AND EQUIPMENT
  net of accumulated depreciation
  of $281,029 (1999) and $259,547(1998)                                       68,219                          89,404

  OFFICERS ADVANCES - Note 3

  DEPOSITS AND OTHER                                                               -                          56,652
                                                             -----------------------         -----------------------
                                                                $          3,806,434           $           4,405,780
                                                             =======================         =======================



       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         $            241,098           $             308,181
  LOAN PAYABLE, OFFICER - Note 4                                             268,392
                                                             -----------------------         -----------------------

   TOTAL CURRENT LIABILITIES                                                 509,490                         308,181

 ACCRUED OFFICER'S BENEFITS - Note 3                                               -                         294,379

 STOCKHOLDERS' EQUITY (NOTE 5)
  PREFERRED STOCK - SERIES A, AUTHORIZED 30,000,000
    SHARES, $.001 PAR VALUE; NONE OUTSTANDING                                      -                               -
  COMMON STOCK - AUTHORIZED 50,000,000
   SHARES,  $.001 PAR VALUE; ISSUED AND
   OUTSTANDING 2,799,667 SHARES (1999)
   AND 1,831,167 (1998)                                                       55,990                          36,620
  ADDITIONAL PAID-IN CAPITAL                                              49,535,020                      48,459,312
  LONG TERM INVESTMENT RESERVE                                                                            (2,400,000)
  DEFICIT                                                                (46,294,066)                    (42,292,712)

                                                             -----------------------         -----------------------

   TOTAL STOCKHOLDERS' EQUITY                                              3,296,944                       3,803,220
                                                             -----------------------         -----------------------


                                                                $         3,806,434            $           4,405,780
                                                             ======================          =======================


  The accompanying notes are an integral part of these consolidated financial statements.

            LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                         THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                               APRIL 30,                                      APRIL 30,

                                                            1999              1998                  1999              1998
                                                            ----              ----                  ----              ----
REVENUES                                              $                                        $            -
                                                  ------------------   -----------------      ---------------    ---------------

COSTS AND EXPENSES

 El Rancho Costs - Note 2                                    78,985                                   142,205
 Research & Development                                      55,000               46,676               92,000             71,676
 Loss on ITB Securities                                                                             2,400,000
 General & Administrative                                   939,109              629,888            1,556,745          1,379,379
                                                  -----------------    -----------------      ---------------    ---------------

TOTAL COSTS AND EXPENSES                                  1,073,094              676,564            4,190,950          1,451,055
                                                  -----------------    -----------------      ---------------    ---------------


LOSS BEFORE OTHER
  INCOME AND (CHARGES)                                   (1,073,094)            (676,564)          (4,190,950)        (1,451,055)

OTHER INCOME AND (CHARGES):
   Interest Income                                               (0)              35,739                5,361             93,148
   Gain on Trading Securities                                 6,600               93,732               71,247            118,883
   Other Income (Charges)                                   124,380             (567,548)             115,893           (576,799)
   Interest and Finance Costs                                  (351)             (19,255)              (2,905)           (38,775)
                                                  -----------------    -----------------      ---------------    ---------------

TOTAL OTHER INCOME AND (CHARGES)                            130,629             (457,332)             189,596           (403,543)
                                                  -----------------    -----------------      ---------------    ---------------

NET LOSS                                              $    (942,465)     $    (1,133,896)      $   (4,001,354)    $   (1,854,598)
                                                  =================    =================      ===============    ===============


WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                               2,406,584            1,744,917            2,001,286          1,744,917
                                                  =================    =================      ===============    ===============


LOSS PER SHARE OF COMMON STOCK                        $        (.39)       $       (0.65)       $       (2.00)     $       (1.06)
                                                  =================    =================      ===============    ===============





  The accompanying notes are an integral part of these consolidated financial statements.

            LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  SIX MONTHS ENDED APRIL 30, 1999 (UNAUDITED)





                                                 Common Stock                          Unrealized
                                                                        Additional      Loss on
                                               Number                    Paid-in       Long-Term
                                              of Shares      Amount      Capital       Investment         Deficit          Total
                                           ------------    --------  -----------    -------------  ----------------  --------------
BALANCE - NOVEMBER 1, 1998                     1,831,167   $ 36,620  $ 48,459,312  $  (2,400,000)  $   (42,292,712)  $   3,803,220

Common Stock issued for services                 868,500     17,370       967,708                                          985,078

Sales of Common Stock                            100,000      2,000       108,000                                          110,000

Loss on ITB Securities                                                                 2,400,000                         2,400,000

Net Loss for the six months ended
     April 30, 1999                                                                                     (4,001,354)     (4,001,354)

                                           --------------  --------  ------------  -------------   ----------------  --------------

BALANCE - APRIL 30, 1999                       2,799,667   $ 55,990  $ 49,535,020  $       -       $   (46,294,066)  $   3,296,944
                                           =============  =========  ============  =============   ================  ==============




  The accompanying notes are an integral part of these consolidated  financial statements.

             LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                      FOR THE SIX MONTHS ENDED
                                                                                      ------------------------
                                                                                               APRIL 30,
                                                                                               ---------

                                                                                       1999                1998
                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $  (4,001,354)           $   (1,854,598)
Gain from Marketable Securities                                                     (71,257)                 (118,883)
Loss on ITB Securities                                                            2,400,000
Issuance of Stock for Services                                                      985,078
Depreciation                                                                         21,482                    33,311
Adjustments to reconcile net loss to net
cash used in operating activities:
  Increase (Decrease) in;
    Accounts Payable                                                                (67,083)                   39,806
    Interest Payable                                                                      -                    38,775
    Accrued Officer's Salaries                                                                               (419,843)
    Accrued Officer's Benefits                                                     (294,379)                   62,000
                                                                           -----------------           --------------
CASH USED IN OPERATING ACTIVITIES                                                (1,027,513)               (2,219,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Trading Securities                                                                               (29,704)
 Sale of Trading Securities                                                         129,714
 Advances to Nordic Gaming                                                                                   (102,446)
 Advances on Airplane Deposits
 Collections on Airplane Deposits                                                    56,652
 Collections from ITB Inc.                                                                -                    50,245
 Investments & Advances - Other                                                           -                  (200,000)
 Decrease in Deposits and Other                                                           -                   446,323
 Acquisition of Property and Equipment                                                 (296)                  (14,122)

                                                                           -----------------           --------------
CASH PROVIDED BY INVESTING ACTIVITIES                                                186,070                  150,296

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Stock for Cash                                                          110,000
 Advances from Officer                                                               268,392
 Repayment of  Notes                                                                                             (505)
                                                                           -----------------           --------------
CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                                           378,392                     (505)

DECREASE IN CASH                                                                    (463,050)              (2,069,641)

CASH BALANCE - BEGINNING                                                             553,525                2,399,491
                                                                           -----------------           --------------
CASH BALANCE - ENDING                                                         $       90,473           $      329,850
                                                                           =================           ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                     LAS VEGAS ENTERTAINMENT NETWORK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

     Background - Las Vegas Entertainment Network, Inc. ("LVEN" or "the
     ----------
     Company") was incorporated in October 1990, and is engaged in the business of acquiring, developing and operating media and communications businesses and gaming facilities including real estate redevelopment. The Company has also identified a major business opportunity for the distribution of bingo machines in Brazil, when if implemented, for which there can be no assurance, will substantially alter the direction of the Company. The Company is also investigating other potential businesses for acquisition in the entertainment, gaming, lodging, and communications industries.

     The accompanying unaudited financial statements include the accounts of LVEN, and its wholly-owned subsidiaries Las Vegas Communications Corp. ("LVCC"), Casino-Co Corporation, Casino Co. Ltda., Pacific DNS, Inc, and its majority-owned subsidiary, Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

     Going Concern -  The accompanying financial statements have been prepared
     -------------
     on a going concern basis which contemplates the realization of assets and liabilities in the normal course of business. For the six months ended April 30, 1999 and the year ended October 31, 1998, the Company experienced net losses of $4,001,354 and $4,754,530, respectively, and has experienced operating losses since its inception. The Company anticipates that it will continue to experience significant losses and significant cash shortages as it continues working on its development plans.

     The Company's capital requirements have been and will continue to be significant. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. At April 30, 1999, the Company had cash and cash equivalents of $90,473 and trading securities of $47,742. The Company's current monthly operating cash requirements are approximately $50,000 to $75,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. In addition, the Company may be required to fund, or obtain financing for, the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $10,000 each to meet delivery requirements to MG Entertainment under the Company's agreement with them. In order to preserve working capital, the Company has reduced the number of its employees, deferred or delayed the payment of certain accounts payable, and reduced operating and capital expenditures. To fund operations during the first six months of fiscal 1999, the Company
     (i) issued 953,500 shares of its Common Stock for services and to settle certain accounts payable, (ii) issued 100,000 shares of its common stock in private transaction for aggregate proceeds of $110,000, and (iii) received advances of $236,629 from a credit facility provided by the Company's Chairman.

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

     Basis of Presentation - The accompanying unaudited consolidated financial
     ---------------------
     statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1998.

     Stock Split - On October 16, 1998, the stockholders of the Company
     -----------
     ratified a one for twenty reverse stock split of the shares of the Company's Common Stock. All disclosures and applicable per share data have been retroactively restated to reflect this reverse split.

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

     On May 22, 1997, the Company, ITB and Credit Suisse First Boston Mortgage entered into a certain Bi-lateral agreement and a certain Tri-lateral agreement whereby LVEN converted the $10.5 Million receivable evidenced by the B-Note, together with accrued interest thereon of $1.1 Million, into 2,093,868 restricted shares of ITB common stock. LVEN and ITB also agreed that ITB would acquire the El Rancho Cash Flow Interest. On or about October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery, alleging, among other things, that the Company acted improperly in connection with various transactions with ITB. The plaintiffs sought, among other things, the recision of the issuance of the 2,093,068 shares of ITB common stock to LVEN.

     On July 2, 1998, LVEN and certain of its subsidiaries, Countryland Properties, Inc.,Casino-Co Corporation, and Las Vegas Communications Corporation, entered into a Stipulation and Agreement of Compromise, Settlement and Release (the"Stipulation and Agreement") by and among the Company and such subsidiaries, on the one hand, and ITB, ITB's Directors, certain ITB shareholders and various related parties, on the other hand, to resolve the pending stockholder derivative litigation brought in the name of ITB in the Delaware Court of Chancery. Upon the effectiveness of the Settlement as to LVEN, all prior agreements between or among LVEN and ITB, including without limitation, that certain Bi-Lateral Agreement, and that certain Tri-Party Agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, were terminated and the Company returned all such shares to ITB for cancellation.

     Pursuant to the Stipulation and Agreement, the Company obtained various exclusive and non-exclusive rights for the period ending on April 19, 1999, (the "Escrow Period") to effect a sale or refinancing of ITB's non-operating El Rancho Hotel and Casino property in Las Vegas, Nevada, under the terms and conditions set forth in the Stipulation and Agreement, including the right of LVEN to receive certain excess sales proceeds. On April 19, 1999, the Escrow Period terminated without the Company having exercised its Disposition Rights, which Disposition Right thereby lapsed and expired. The Company has entered into a letter agreement with an unrelated party, Countryland USA, the prospective buyer of the El Rancho property from ITB Corporation. The agreement provides that the Company, upon the successful acquisition by Countryland USA of the former El Rancho Hotel & Casino property from ITB Corporation will be compensated a cash fee. Upon the successful closing of the property, the Company will receive a continuing interest in the El Rancho Hotel & Casino property for assisting in securing the financing necessary for the project. ITB has agreed substantially to the terms upon which it will sell its interest in the El Rancho property to Countryland USA, although no final purchase and sale contract has been entered into. Additionally, the Company is informed that Countryland USA has substantially concluded agreements with a lender that has provided a bank account number for proof of funds of $354,000,000 to be used for the re-development of the property. The agent for the lender and Countryland USA have informed the Company that they are in the final stages of securing an insurance policy to cover the loan agreement. This insurance policy is a requirement of closing. The Company has been informed that the transaction will be scheduled for closing prior to the end of the month although there is no assurance that this transaction will be concluded. If this transaction is not concluded, the Company as presented in its 8K filing will immediately issue a new 8K and, in the third quarter, write off any remaining amount associated with the El Rancho property.

3.   Accrued Officers Salary and Benefit

     As of October 31, 1998, Mr. Corazzi, the Chairman of the Board of the Company, agreed to terminate any past or future amounts due him under his retirement benefit in exchange for cash payment of $192,000 and the issuance of 85,000 registered shares of Common Stock of the Compan. Mr. Corazzi, effective May 1, 1999, has agreed to cancel his LVCC employment contract for 205,000 shares of the Company's Common Stock. These shares were issued during the second fiscal quarter of 1999. The termination of the employment contract with LVCC resulted in a charge of $205,000 which is included in other income. Subsequent to April 30, 1999, Mr. Corazzi was issued another 300,000 shares and Mr. Sambus was issued 100,000 shares as bonus payments for consideration of various transactions secured for the Company. These shares must be returned to the Company if the Company unwinds the transactions for any reason. In addition, all previous stock options given to Mr. Corazzi have been canceled.

4.   Loan Payable, Officer

     The Chairman of the Board has committed to provide a $250,000 credit line to fund working capital to fund operations. As of April 30, 1999, the Chairman has made advances of $268,392. The advances are unsecured with repayment due from excess working capital.

5.   Capital Stock Transactions

     During the six months ended April 30, 1999, the Company issued 868,500 shares of its Common Stock in settlement for certain accounts payable. The shares were valued at $985,078, the value of the account payable settled or at the market price at the date of issuance (average price ranging from $1.00 to $4.40 per share). Included in these shares were 375,000 shares issued to the Chairman (Note 3) and 82,000 shares issued to other officers and directors. Subsequent to April 30, 1999, an additional 300,000 shares were issued to the Chairman and 100,000 shares issued to another officer and director. Mr. Corazzi also loaned 82,000 of his shares to a vendor of the Company and was subsequently repaid those shares by the Company.

     During the six months ended April 30, 1999, the Company sold, in a private transaction, 100,000 shares of its Common Stock for aggregate proceeds of $110,000.

     The Company has entered into an acquisition agreement that is subject to stockholder approval, whereby the Company may issue up to 500,000 additional shares of its capital stock to each of six different trusts (Note 6).

6.   Other Matters

     Potential Acquisition
     ---------------------
     On April 27, 1999, Casino Co. Ltda. ("CCL"), a wholly-owned subsidiary of the Company, as buyer, and the principal shareholder (the "Seller") of Sulmatic("Sulmatic") entered into a document entitled Sales Contract (the "Sales Contract"), pursuant to which CCL agreed to purchase from the Seller the Seller's one-half interest in Sulmatic for a purchase price of Five Million Five Hundred Thousand Dollars ($5,500,000). The remaining one-half interest in Sulmatic, subject to a final contract, would be owned by L. G. Cirsa, a manufacturer of gaming equipment.

     Sulmatic is a Brazilian corporation which currently operates approximately 500 electronic gaming machines throughout Brazil, and has stated that it intends to install an additional 500 machines by July 1, 1999. Under the terms of the Sales Contract, CCL is required to pay Three Million Dollars ($3,000,000) forty five days from the date of a definitive agreement, which obligation has been secured by the pledge of a Gold Certificate for 10,601 Troy Ounces .9999 pure (the "Gold Certificate") issued by a Nevada Trust (the "Trust") and Five Hundred Thousand Dollars ($500,000) per month thereafter until the entire purchase price has been paid. The closing of the Sulmatic acquisition is subject to, among other things, the completion of due diligence, the negotiation and execution of definitive documentation and the obtaining of any required regulatory approvals, and financing.

     In consideration of the pledge by the Trust of the Gold Certificate, and the assignment by Trust to the Company of certain bank guarantees in the aggregate face amount of Three Hundred Million Dollars ($300,000,000), the Company has agreed to issue upon closing of the acquisition 500,000 shares of the Company's restricted common stock to each of the six third party trusts, subject to stockholder approval.

     Nasdaq Status
     -------------

     Based on information made available to the Company at the time of this the transaction between Countryland USA and ITB Corporation (see Note 2) will be scheduled for a closing date prior to the end of the month and that the transaction between ITB Corporation and Countryland USA will be concluded. If the Company fails to conclude either this transaction or the proposed acquisition of a 50% interest in Sulmatic pursuant to the proxy presented to the shareholders for vote, the Company may no longer meet the minimum net worth standards imposed by NASDAQ. If the Company is not successful in meeting its NASDAQ listing, all trading activity may be transferred to a bulletin board system until such time if any the Company is able to re-list with NASDAQ.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Important Factors Relating to Forward Looking Statements. - In connection
     --------------------------------------------------------
with certain forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion for the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

Three months ended April 30, 1999 compared to three months ended April 30, 1998

     Research and Development expenses which relate to the development of voice, video and data communication technology increased $8,324 to $55,000 during the three-months ended April 30, 1999 as compared to $46,676 in the corresponding period in 1998. The majority of the costs related to the payment of consulting fees paid to individuals developing technology to be used in the Company's intended telephone operations in Brazil.

     General and Administrative expenses increased $327,162 to $939,109 during the three-months ended April 30, 1999 as compared to $629,888 in the corresponding period in 1998. The increase related mostly to an increase of $328,000 in legal and professional fees and $115,000 in management salaries incurred during the three month period ending April 30, 1999 as compared to the prior period in 1998. These fees related mostly to financing fees incurred in attempting to obtaining financing for the Company's various projects. This increase was offset by decreases of $35,000 in travel and entertainment costs, $40,000 in wages, salaries and retirement benefits and $13,000 in general costs during the three month period ending April 30, 1999 as compared to the prior period in 1998. The majority of these decreases relate to reduced operating and capital expenditures in order to preserve working capital of the Company.

     Interest Income and Expense.   Interest income earned on cash balances and
marketable securities decreased $35,739 for the three-months ended April 30, 1999 as compared to the corresponding period in 1998. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the three-months ended April 30, 1999 as compared to the corresponding period in 1998. The Company had realized and unrealized gains from marketable securities of $6,600 during the three-months ended April 30, 1999 compared to a gain of $93,732 in the comparable period in 1998. Interest expense and finance costs decreased $18,904 to $351 for the three-months ended April 30, 1999 as compared to $19,255 for the corresponding period in 1998. The decrease is due to the reduction in average outstanding indebtedness for the three months ended April 30, 1999 as compared to the corresponding period in 1998.

     Other Income and Charges for the three months ended April 30, 1999 consists mainly of a gain on the extinguishment of the retirement plan for Mr. Joseph Corazzi, the Chairman of the Board of the Company. Other Income and Charges for the three months ended April 30, 1998 consisted of a $470,000 charge related to the forfeiture of an airplane deposit made on behalf of Nordic Gaming Inc, and a $100,000 charge that resulted from assignment of the Company's debt from Nordic Gaming to a third party.

Six months ended April 30, 1999 compared to six months ended April 30, 1998

     Research and Development expenses which relate to the development of voice, video and data communication technology increased $20,324 to $92,000 during the six-months ended April 30, 1999 as compared to $71,676 in the corresponding period in 1998. The majority of the costs related to the payment of consulting fees paid to individuals developing technology to be used in the Company's intended telephone operations in Brazil.

     Write-Downs and Reserves for the six-months ended April 30, 1999 consists of a charge of $2,400,000. This charge relates to the expiration of the Company's rights in accordance with the Settlement Agreement between LVEN and ITB, whereby the agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock was terminated and the Company returned all such shares to ITB for cancellation. In return, the Company received certain rights in the El Rancho Property including the conditional right to sell such property. Upon return of the shares on January 29, 1999, and in accordance with Financial Accounting Standards Board Statement No. 115, the Company recognized a $2,400,000 non-cash loss that previously had been provided as a reduction to shareholders equity.

     General and Administrative expenses increased $177,366 to $1,556,745 during the six-months ended April 30, 1999 as compared to $1,379,379 in the corresponding period in 1998. The increase related mostly to an increase of $350,000 in legal and professional fees incurred during the six month period
ending April 30, 1999 as compared to the prior period in 1998.   These fees
related mostly to financing fees incurred in attempting to obtaining financing for the Company's various projects. This increase was offset by decreases of $104,000 in travel and entertainment costs, $62,000 in wages, salaries and retirement benefits and $57,000 in general costs during the six month period ending April 30, 1999 as compared to the prior period in 1998. The majority of these decreases relate to reduced operating and capital expenditures in order to preserve working capital of the Company.

     Interest Income and Expense. Interest income earned on cash balances and marketable securities decreased $87,787 to $5,361 for the six-months ended April 30, 1999 as compared to $93,148 for the corresponding period in 1998. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the six-months ended April 30, 1999 as compared to the corresponding period in 1998. The Company had realized and unrealized gains from marketable securities of $82,075 during the six-months ended April 30, 1999 compared to a gain of $118,883 in the comparable period in 1998. Interest expense and finance costs decreased $35,871 to $2,905 for the six-months ended April 30, 1999 as compared to $38,775 for the corresponding period in 1998. The decrease is due to the reduction in average outstanding indebtedness for the six months ended April 30, 1999 as compared to the corresponding period in 1998.

     Other Income and Charges for the six months ended April 30, 1999 consists mainly of a gain on the extinguishment of the retirement plan for Mr. Joseph Corazzi, the Chairman of the Board of the Company. Other Income and Charges for the six months ended April 30, 1998 consisted of a $470,000 charge related to the forfeiture of an airplane deposit made on behalf of Nordic Gaming Inc, and a charge of $100,000 that resulted from the assignment of the Company's debt from Nordic Gaming to a third party.

Liquidity and Capital Resources

     The Company's financial statements for the six months ended April 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and liabilities in the normal course of business. For the six months ended April 30, 1999 and the year ended October 31, 1998, the Company experienced net losses of $4,001,354 and $4,754,530, respectively, and has experienced operating losses since its inception. The Company anticipates that it will continue to experience significant losses and significant cash flow shortages as it continues working on its development plans. The Company's capital requirements have been and will continue to be significant. As a result, and until financing arrangements have been finalized, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     Cash Requirements.  The Company's capital requirements have been and will
     -----------------
continue to be significant. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. At April 30, 1999, the Company had cash and cash equivalents of $90,473 and trading securities of $47,742. The Company's current monthly operating cash requirements are approximately $50,000 to $75,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. In addition, the Company may be required to fund, or obtain financing for; i) the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $12,000 each to meet delivery requirements to MG Entertainment under the Company's agreement with them, and
ii) $5,500,000 to fund the acquisition of a fifty percent interest in Sulmatic, a Brazilian corporation which currently operates approximately 500 electronic gaming machines throughout Brazil. Under the terms of the Sales Contract, the Company is required to pay

Three Million Dollars ($3,000,000) forty five days from the date of a definitive agreement, which obligation has been secured by the pledge of a Gold Certificate for 10,601 Troy Ounces .9999 pure(the "Gold Certificate") issued by a Nevada Real Estate Trust (the "REIT") and Five Hundred Thousand Dollars ($500,000) per month thereafter until the entire purchase price has been paid.

In order to preserve working capital, the Company has reduced the number of its employees, deferred or delayed the payment of certain accounts payable, and reduced operating and capital expenditures. To fund operations during the first six months of fiscal 1999, the Company (i) issued 868,500 shares of its Common Stock for services and to settle certain accounts payable, (ii) issued 100,000 shares of its common stock in private transaction for aggregate proceeds of $110,000, and (iii) received advances of $236,629 from a credit facility provided by the Company's Chairman.

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

Notes Receivable.
----------------

     As of April 30, 1999, the Company made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida, of which $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company has previously provided a $812,606 allowance against this advance, for a net investment of $100,000 as of April 30, 1999.

                          PART 11. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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


ITEM 2. CHANGES IN SECURITIES
-----------------------------

On February 14, 1999, the Company caused to be registered 2,000,085 shares of its common stock under the Securities Act of 1933, as amended, pursuant to Form S-8. These shares were registered and available to be issued to officers, directors, employees and consultants, pursuant to the Company's 1999 Stock Compensation Plan (the "Plan"). Since adoption of the Plan, through approximately April 30, 1999, the Company issued approximately 868,500 shares of Common Stock pursuant to the Plan. Subsequent to April 30, 1999, the Company has issued another 513,000 shares pursuant to the plan.

As of October 31, 1998, the Company had 1,831,167 shares of common stock outstanding. Based on the large number of shares issued under the Plan since that date and other issuances, such issuances could have a material adverse effect on the trading price of the common stock of the Company.

The Company sold in a private transaction 100,000 shares of its Common Stock for aggregate proceeds of $110,000. The Company has also entered into an acquisition agreement that is subject to stockholder approval, whereby the Company may issue up to 500,000 additional shares of its capital stock to each of the six trusts upon closing of the acquisition.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

On May 27, 1999, the Company filed a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 to vote on ratifying the agreement to purchase fifty percent (50%) of the voting shares of stock of Sulmatic Administradora De Bens Ltd. ("Sulmatic") for the purchase price of Five Million Five Hundred Thousand Dollars ($5,500,000). In exchange for issuance of 500,000 restricted shares of the Company's common stock to each of six trusts, the Company will receive consideration of approximately Three Hundred Five Million Dollars ($305,000,000)in the form of bank guarantees, gold certificates and cash, which will be used to fund the Sulmatic acquisition and provide additional financing for the Company's future expansion.

ITEM 5. OTHER INFORMATION
-------------------------

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

On April 19, 1999, the Company filed a Current Report on Form 8K Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 Date of Report to report i) the expiration of the Company's rights in El Rancho Property under the Settlement Stipulation, ii) the potential acquisition of a one-half interest in Sulmatic, a Brazilian Corporation, and iii) the issuance of stock pursuant to Form S-8.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Date:  June 23, 1999
                                           ----------------------------

                                    By:    /s/ Carl Sambus
                                           ----------------------------
                                           Carl Sambus
                                           Executive Vice President and
                                           Chief Financial Officer