Form 10QSB
period 1999-07-31
LAS VEGAS ENTERTAINMENT NETWORK INC
filed 1999-09-24
CIK 872588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended : JULY 31,1999

     [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from             to
                                                 -----------

                        Commission file number:   0-21278


                      LAS VEGAS ENTERTAINMENT NETWORK, INC
        (Exact name of small business issuer as specified in its Charter)

                Delaware                                94-3125854
     (State or other  jurisdiction                  (I.R.S.  Employer
      incorporation or organization)                Identification  No.)

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

                             Yes  X          No
                                 ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock, $.001 par value                6,537,667
                 Title of Class              Number of Shares outstanding at
                                                 September  15,  1999

DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE


               LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                          JULY 31,       OCTOBER 31,
                                                            1999           1998
                                                         (UNAUDITED)
                         ASSETS
 CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                            $    177,619   $    553,525
   TRADING SECURITIES                                         19,977        106,199
                                                        -------------  -------------

       TOTAL CURRENT ASSETS                                  197,596        659,724

  INVESTMENT IN & ADVANCES TO INTERNATIONAL
   THOROUGHBRED BREEDERS INC. - Note 2                     3,500,000      3,500,000

  OTHER INVESTMENTS & ADVANCES                               100,000        100,000

   PROPERTY AND EQUIPMENT
      net of accumulated depreciation
      of $294,675 (1999) and $259,547(1998)                   54,574         89,404

    DEPOSITS AND OTHER - Note 6                            3,000,000         56,652
                                                        -------------  -------------

                                                        $  6,852,170   $  4,405,780
                                                        =============  =============


 LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $    243,174   $    308,181
    ACCRUED OFFICERS SALARY                                  105,812
    LOAN PAYABLE, OFFICER - Note 4                           443,080
                                                        -------------  -------------

       TOTAL CURRENT LIABILITIES                             792,066        308,181

   ACCRUED OFFICER'S BENEFITS - Note 3                             -        294,379

  STOCKHOLDERS' EQUITY (NOTE 5)
    PREFERRED STOCK - SERIES A, AUTHORIZED 30,000,000
        SHARES, $.001 PAR VALUE; NONE OUTSTANDING                  -              -
    COMMON STOCK - AUTHORIZED 50,000,000
     SHARES,  $.001 PAR VALUE; ISSUED AND
     OUTSTANDING 6,537,667 SHARES (1999)
     AND 1,831,167 (1998)                                    130,750         36,620
    ADDITIONAL PAID-IN CAPITAL                            53,504,202     48,459,312
    LONG TERM INVESTMENT RESERVE                                   -     (2,400,000)
    DEFICIT                                              (47,574,848)   (42,292,712)
                                                        -------------  -------------

      TOTAL STOCKHOLDERS' EQUITY                           6,060,104      3,803,220
                                                        -------------  -------------

                                                        $  6,852,170   $  4,405,780
                                                        =============  =============

    The accompanying notes are an integral part of these consolidated financial statements.



                        LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three Months Ended July 31,  Nine Months Ended July 31
                                               --------------------------  --------------------------
                                                   1999          1998          1999          1998
                                               ------------  ------------  ------------  ------------

REVENUES                                       $        -    $          -  $         -   $         -
                                               ------------  ------------  ------------  ------------
 COSTS AND EXPENSES
     El Rancho Costs - Note 2                                                  142,205
     Research & Development                         16,250       290,137       108,250       361,814
     Write-off of Investment in ITB - Note 2             -                   2,400,000
     General & Administrative                    1,237,169     1,002,023     2,793,914     2,381,401
                                               ------------  ------------  ------------  ------------

   TOTAL COSTS AND EXPENSES                      1,253,419     1,292,160     5,444,369     2,743,215
                                               ------------  ------------  ------------  ------------


  LOSS BEFORE OTHER
        INCOME AND (CHARGES)                    (1,253,419)   (1,292,160)   (5,444,369)   (2,743,215)

 OTHER INCOME AND (CHARGES):
        Interest Income                                402        31,200         5,763       124,348
        Gain (Loss) on Trading Securities          (27,400)      (13,310)       43,847       105,573
        Other Charges                                           (155,000)      115,892      (731,799)
        Interest and Finance Costs                    (365)      (21,512)       (3,269)      (60,287)
                                               ------------  ------------  ------------  ------------

 TOTAL OTHER INCOME AND (CHARGES)                  (27,363)     (158,622)      162,233      (562,165)
                                               ------------  ------------  ------------  ------------


 NET LOSS                                      $(1,280,782)  $(1,450,782)  $(5,282,136)  $(3,305,380)
                                               ============  ============  ============  ============


 WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON  STOCK OUTSTANDING                    4,934,532     1,744,917     3,720,111     1,744,917
                                               ============  ============  ============  ============


 LOSS PER SHARE OF COMMON STOCK                $     (0.26)  $     (0.65)  $     (1.42)  $     (1.89)
                                               ============  ============  ============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                    LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         NINE MONTHS ENDED JULY 31, 1999 (UNAUDITED)


                                                       COMMON  STOCK                 UNREALIZED
                                                                        ADDITIONAL    LOSS ON
                                                   NUMBER                PAID-IN     LONG-TERM
                                                  OF SHARES   AMOUNT     CAPITAL     INVESTMENT      DEFICIT        TOTAL
                                                  ---------  --------  -----------  ------------  -------------  ------------

BALANCE - NOVEMBER 1, 1998                        1,831,167  $ 36,620  $48,459,312  $(2,400,000)  $(42,292,712)  $ 3,803,220

Common Stock issued for services                  1,456,500    29,130    1,812,390                                 1,841,520

Sales of Common Stock                               250,000     5,000      292,500                                   297,500

Common Stock Issued for Acquisitions              3,000,000    60,000    2,940,000                                 3,000,000

Realization of loss on ITB Securities                                                 2,400,000                    2,400,000

Net Loss for the nine months ended July 31, 1999                                                    (5,282,136)   (5,282,136)

BALANCE - JULY 31, 1999                           6,537,667  $130,750  $53,504,202  $                        -  $(47,574,848)
$6,060,104                                        =========  ========  ===========  ============  =============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



               LAS VEGAS ENTERTAINMENT NETWORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE NINE MONTHS ENDED JULY 31,
                                                  ---------------------------------

                                                         1999              1998
                                                  -------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $       (5,282,136)  $(1,854,598)
Gain from Marketable Securities                              (43,492)     (118,883)
Loss on ITB Securities                                     2,400,000
Issuance of Stock for Services                             1,841,520
Depreciation                                                  34,830        33,311
Adjustments to reconcile net loss to net
Cash used in operating activities:
    Increase (Decrease) in;
      Accounts Payable                                       (65,007)       39,806
      Interest Payable                                             -        38,775
      Accrued Officer's Salaries                             105,812      (419,843)
      Accrued Officer's Benefits                            (294,379)       62,000
                                                  -------------------  ------------
CASH USED IN OPERATING ACTIVITIES                         (1,302,852)   (2,219,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Trading Securities                                           (29,704)
  Sale of Trading Securities                                 129,714
  Advances to Nordic Gaming                                               (102,446)
  Advances on Airplane Deposits
  Colllections on Airplane Deposits                           56,652
  Collections from ITB Inc.                                        -        50,245
  Investments & Advances - Other                                   -      (200,000)
  Decrease in Deposits and Other                                   -       446,323
  Acquisition of Property and  Equipment                           -       (14,122)
                                                  -------------------  ------------
CASH PROVIDED BY INVESTING ACTIVITIES                        186,366       150,296

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Stock for Cash                                297,500
  Advances from Officer                                      443,080
  Repayment of  Notes Payable                                                 (505)
                                                  -------------------  ------------
 CASH PROVIDED BY (USED IN) FINANCING                        740,580          (505)

ACTIVITIES

DECREASE IN CASH                                            (375,906)   (2,069,641)

CASH BALANCE - BEGINNING                                     553,525     2,399,491
                                                  -------------------  ------------
CASH BALANCE - ENDING                             $          177,619   $   329,850
                                                  ===================  ============

SUPPLEMENTAL INFORMATION OF NON-CASH Transactions
-------------------------------------------------
On July 15, 1999, the Company issued 3,000,000 shares of stock valued at $3,000,000 in contemplation of an acquisition closing.

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

     The accompanying unaudited financial statements include the accounts of LVEN, and its wholly owned subsidiaries Las Vegas Communications Corp. ("LVCC"), Casino-Co Corporation, Casino Co. Ltda., Pacific DNS, Inc, and its majority-owned subsidiary, Electric Media Company Inc. (EMC). All significant intercompany transactions and balances have been eliminated.

     Going Concern - The accompanying financial statements have been prepared on
     --------------
     a going concern basis which contemplates the realization of assets and liabilities in the normal course of business. For the nine months ended July 31, 1999 and the year ended October 31, 1998, the Company experienced net losses of $5,282,136 and $4,754,530, respectively, and has experienced operating losses since its inception. The Company anticipates that it will continue to experience significant losses and significant cash shortages as it continues working on its development plans.

     The Company's capital requirements have been and will continue to be significant. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. At July 31, 1999, the Company had cash and cash equivalents of $177,619 and trading securities of $19,977. The Company's current monthly operating cash requirements are approximately $50,000 to $75,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. In addition, the Company may be required to fund, or obtain financing for; (i) the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $10,000 each to meet delivery requirements to MG Entertainment under the Company's agreement with them, and (ii) $5,500,000 to fund the acquisition of a fifty percent interest in Sulmatic, a Brazilian corporation which currently operates approximately 500 electronic gaming machines throughout Brazil. Under the terms of the Sales Contract, the Company is required to pay Three Million Dollars ($3,000,000) forty five days from the date of a definitive agreement, which obligation has been secured by the pledge of a Gold Certificate for 10,601 Troy Ounces .9999 pure (the "Gold Certificate") issued by a Nevada Real Estate Trust (the "REIT") and Five Hundred Thousand Dollars ($500,000) per month thereafter until the entire purchase price has been paid.

     In order to preserve working capital, the Company has reduced the number of its employees, deferred or delayed the payment of certain accounts payable, and reduced operating and capital expenditures. To fund operations during the first nine months of fiscal 1999, the Company (i) issued 1,456,500 shares of its Common Stock for services and to settle certain accounts payable, (ii) issued 250,000 shares of its common stock in private transaction for aggregate proceeds of $297,500, (iii) issued 3,000,000 restricted shares of its common stock in connection with a potential acquisition, and (iv) received advances of $443,080 from a credit facility provided by the Company's Chairman.

     The Company's sources and uses for financing during 1999 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include; the success of the Company in meeting its delivery requirements to MG Entertainment for the sale of up to 10,000 bingo machines; the potential sale of the El Rancho Property and receipt of proceeds therefrom (Note 2); the ultimate realization of other LVEN assets, and; potential legal and political issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforeseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

     The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company not be able to continue as a going concern.

     Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended October 31, 1998.

     Stock Split - On October 16, 1998, the stockholders of the Company ratified a one for twenty reverse stock split of the shares of the Company's Common Stock. All disclosures and applicable per share data have been retroactively restated to reflect this reverse split.

2.   INVESTMENT IN AND ADVANCES TO INTERNATIONAL THOROUGHBRED BREEDERS INC.

     On January 22, 1996, the Company sold the assets and liabilities of the El Rancho Hotel and Casino in Las Vegas, Nevada (the "El Rancho" or "the Property") to International Thoroughbred Breeders Inc. ("ITB") for consideration of $43,500,000. The purchase price included the issuance of an 8% promissory note in the principal amount of $10.5 Million. On May 22, 1997, the Company, ITB and its lender entered into certain agreements whereby LVEN converted the $10.5 Million into 2,093,868 restricted shares of ITB common stock.

     October 10, 1997, certain former or current directors of ITB filed an action against ITB and its other directors, the Company, the Company's Chairman and certain other individuals in the Delaware Court of Chancery. The plaintiffs sought, among other things, the recession of the issuance of the 2,093,068 shares of ITB common stock to LVEN. On July 2, 1998, the parties entered into a Stipulation and Agreement of Compromise, whereby all prior agreements between or among LVEN and ITB pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock, were terminated and the Company returned all such shares to ITB for cancellation. Upon return of the shares on January 29, 1999, and in accordance with Financial Accounting Standards Board Statement No. 115, the Company recognized a $2,400,00 non-cash loss during the first quarter of 1999 that had previously been provided as a reduction in stockholders equity.

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

     On August 16, 1999, the Company entered into a letter with Countryland USA, an unrelated party, and a prospective buyer of the former El Rancho Hotel & Casino property from ITB Corporation. The agreement provides that the Company, upon the successful acquisition by Countryland USA will receive certain compensation. The agreement between Countryland USA and ITB did not close as scheduled, and the parties are currently intervening to structure a closing time frame that meets all parties needs. If this transaction is not concluded, the Company will immediately issue an 8K and write off any remaining amount associated with the El Rancho property.

3.   ACCRUED OFFICERS SALARY AND BENEFIT

     As of October 31, 1998, Mr. Corazzi, the Chairman of the Board of the Company, agreed to terminate any past or future amounts due him under his retirement benefit in exchange for cash payment of $192,000 and the issuance of 85,000 registered shares of common stock of the Company. These shares were issued during the second fiscal quarter of 1999. The termination of the retirement plan resulted in a gain of $125,000 which is included in other income. Effective May 1, 1999 Mr. Corazzi agreed to cancel his LVCC employment contract for 205,000 shares of the Company's Common Stock. The termination of the employment contract with LVCC resulted in a charge of $205,000 which is included in general and administrative expenses.

     During the three months ended July 31, 1999, Mr. Corazzi was issued 300,000 shares of the Company's common stock and Mr. Carl Sambus, the Company's Chief Financial Officer was issued 100,000 shares of the Company's common stock as a bonus for consideration of various transactions secured for the Company. These shares have been valued at $450,000 and $150,000, respectively. A portion of these shares must be returned to the Company if the Company unwinds the transactions for any reason. In addition, all previous stock options given to Mr. Corazzi have been canceled. The

4.   LOAN PAYABLE, OFFICER

     The Chairman of the Board has committed to provide a credit line to fund working capital to fund operations. As of July 31, 1999, the Chairman has made advances of $443,080. The advances are unsecured with no formal terms of repayment.

5.   CAPITAL STOCK TRANSACTIONS

     During the nine months ended July 31, 1999, the Company issued 1,456,500 shares of its Common Stock in settlement for certain accounts payable. The shares were valued at $1,841,520, the value of the accounts payable settled or at the market price at the date of issuance (average price ranging from $1.00 to $4.40 per share). Included in these shares were 590,000 shares issued to the Chairman (Note 3) and177,000 shares issued to other officers and directors.

     During the nine months ended July 31, 1999, the Company sold, in private transactions, 250,000 shares of its Common Stock for aggregate proceeds of $297,500.

     The Company entered into an acquisition agreement whereby the company issued 3,000,000 restricted shares of its capital stock to each of six different trusts in contemplation of closing (Note 6). The shares have been valued at $3,000,000 and have been reflected as a deposit in the accompanying balance sheet until such time as the Company closes the transaction.

6.   OTHER MATTERS

     Pending Acquisition
     --------------------
     On April 27, 1999, Casino Co. Ltda. ("CCL"), a wholly-owned subsidiary of the Company, as buyer, and the principal shareholder (the "Seller") of Sulmatic ("Sulmatic") entered into a document entitled Sales Contract (the "Sales Contract"), pursuant to which CCL agreed to purchase from the Seller the Seller's one-half interest in Sulmatic for a purchase price of Five Million Five Hundred Thousand Dollars ($5,500,000). The remaining one-half interest in Sulmatic, subject to a final contract, would be owned by L. G. Cirsa, a manufacturer of gaming equipment.

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

     In consideration of the pledge by the Trust of the Gold Certificate, and the assignment by Trust to the Company of certain bank guarantees in the aggregate face amount of Three Hundred Million Dollars ($300,000,000), the Company issued 3,000,000 shares of the Company's restricted common stock to six third party trusts. The shares have been valued at $3,000,000 and have been reflected as a deposit in the accompanying balance sheet until such time as the Company closes the transaction. In the event the transaction does not close, the Company would receive Gold Certificate which is currently valued at $3,000,000.

     Nasdaq Status
     --------------
     Based on information made available to the Company at the time of this filing, the transaction between Countryland USA and ITB Corporation (see
     Note 2) will be scheduled for a closing date prior to the end of the month and that the transaction between ITB Corporation and Countryland USA will be concluded. If the Company fails to conclude either this transaction or the pending acquisition of a 50% interest in Sulmatic, the Company may no longer meet the minimum net worth standards imposed by NASDAQ. If the Company is not successful in meeting its NASDAQ listing, all trading activity may be transferred to a bulletin board system until such time if any the Company is able to re-list with NASDAQ.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Important Factors Relating to Forward Looking  Statements.  - In connection with
----------------------------------------------------------
certain forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion for the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

THREE  MONTHS  ENDED  JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

     RESEARCH AND DEVELOPMENT expenses which relate to the development of voice, video and data communication technology decreased $273,887 to $16,250 during the three-months ended July 31, 1999 as compared to $290,137 in the corresponding period in 1998. The majority of the costs related to the payment of consulting fees paid to individuals developing technology to be used in the Company's intended telephone operations in Brazil.

     GENERAL AND ADMINISTRATIVE expenses increased $235,146 to $1,237,169 during the three-months ended July 31, 1999 as compared to $1,002,023 in the corresponding period in 1998. The increase related mostly to the issuance of 300,000 shares of common stock to Mr. Joseph Corazzi, the Company's Chairman of the Board and 100,000 shares of common stock issued to Mr. Carl Sambus, the Company's President, as bonus payments in consideration of various transactions secured for the Company. These shares were valued at $600,000. This increase was offset by a decrease of (i) $159,000 in legal and professional fees incurred during the three month period ending July 31, 1999 as compared to the prior period in 1998, (ii) a decrease of $165,000 in travel and entertainment costs during the three month period ending July 31, 1999 as compared to the prior period in 1998, and (iii) a decrease of $85,000 in general and administrative costs as compared to the prior period in 1998.

     INTEREST INCOME AND EXPENSE. Interest income earned on cash balances and marketable securities decreased $30,798 for the three-months ended July 31, 1999 as compared to the corresponding period in 1998. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the three-months ended July 31, 1999 as compared to the corresponding period in 1998. The Company had realized and unrealized losses from marketable securities of $27,400 during the three-months ended July 31, 1999 compared to a loss of $13,310 in the comparable period in 1998. Interest expense and finance costs decreased $21,148 to $364 for the three-months ended July 31, 1999 as compared to $21,512 for the corresponding period in 1998. The decrease is due to the reduction in average outstanding indebtedness for the three months ended July
31,  1999  as  compared  to  the  corresponding  period  in  1998.

     Other Income and Charges for the three months ended July 31, 1998 consisted of a $155,000 charge that resulted from assignment of the Company's debt from Nordic Gaming to a third party. There were no such costs for the corresponding period in 1999.

NINE  MONTHS  ENDED  JULY  31,  1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

     RESEARCH AND DEVELOPMENT expenses which relate to the development of voice, video and data communication technology decreased $253,564 to $108,250 during the nine-months ended July 31, 1999 as compared to $361,814 in the corresponding period in 1998. The majority of the costs related to the payment of consulting fees paid to individuals developing technology to be used in the Company's intended telephone operations in Brazil.

     WRITE-DOWNS AND RESERVES for the nine-months ended July 31, 1999 consists of a charge of $2,400,000. This charge relates to the effectiveness of the Settlement Agreement between LVEN and ITB, whereby the agreement pursuant to which ITB issued to LVEN 2,093,868 shares of ITB Common Stock was terminated and the Company returned all such shares to ITB for cancellation. In return, the Company received certain rights in the El Rancho Property including the conditional right to sell such property. Upon return of the shares on January 29, 1999, and in accordance with Financial Accounting Standards Board Statement No. 115, the Company recognized a $2,400,00 non-cash loss that had previously been provided as a reduction in stockholders equity.

     GENERAL AND ADMINISTRATIVE expenses increased $412,513 to $2,793,914 during the nine-months ended July 31, 1999 as compared to $2,381,401 in the corresponding period in 1998. The increase related mostly to an increase of
(i) $507,000 in wages and salaries relating mostly to the value of the issuances of stock to Mr. Corazzi and Mr. Sambus as a bonus for their services in securing certain transactions for the Company, and (ii) $91,000 in legal and professional fees incurred during the nine month period ending July 31, 1999 as compared to the prior period in 1998. This increase was offset by decreases of $270,000 in travel and entertainment costs during the nine-month period ending July 31, 1999 as compared to the prior period in 1998. The majority of these decreases relate to reduced operating and capital expenditures in order to preserve working capital of the Company.

INTEREST INCOME AND EXPENSE. Interest income earned on cash balances and marketable securities decreased $118,585 to $5,763 for the nine-months ended July 31, 1999 as compared to $124,348 for the corresponding period in 1998. The decrease is consistent with the decrease in the average cash and marketable securities outstanding during the nine-months ended July 31, 1999 as compared to the corresponding period in 1998. Interest expense and finance costs decreased $57,018 to $3,269 for the nine-months ended July 31, 1999 as compared to $60,287 for the corresponding period in 1998. The decrease is due to the reduction in average outstanding indebtedness for the nine months ended July 31, 1999 as compared to the corresponding period in 1998.

     OTHER INCOME AND CHARGES for the nine months ended July 31, 1999 consists mainly of a gain on the extinguishment of the retirement plan for Mr. Joseph Corazzi, the Chairman of the Board of the Company. Other Income and Charges for the nine months ended July 31, 1998 consisted of a $445,000 charge related to the forfeiture of an airplane deposit made on behalf of Nordic Gaming, and a $275,000 charge that resulted from the assignment of the Company's debt from Nordic Gaming to a third party.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's financial statements for the six months ended July 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and liabilities in the normal course of business. For the six months ended July 31, 1999 and the year ended October 31, 1998, the Company experienced net losses of $5,282,136 and $4,754,530, respectively, and has experienced operating losses since its inception. The Company anticipates that it will continue to experience significant losses and cash flow needs as it continues working on its development plans. The Company's capital requirements have been and will continue to be significant. As a result, and until financing arrangements have been finalized, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     Cash  Requirements.  The Company's capital  requirements have been and will
     ------------------
continue to be significant. The Company's cash requirements to date have been funded from proceeds received in connection with the sale of shares of its common stock, warrants and short-term borrowings. At July 31, 1999, the Company had cash and cash equivalents of $177,619 and trading securities of $19,977. The Company's current monthly operating cash requirements are approximately $50,000 to $75,000, composed of general and administrative expenses, salary and consulting fees, legal and professional fees, marketing and travel costs. In addition, the Company may be required to fund, or obtain financing for; (i) the acquisition of up to 1,000 electronic bingo machines per month (up to 10,000 machines in total) that cost approximately $12,000 each to meet delivery requirements to MG Entertainment under the Company's agreement with them, and
(ii) $5,500,000 to fund the acquisition of a fifty percent interest in Sulmatic, a Brazilian corporation which currently operates approximately 500 electronic gaming machines throughout Brazil. Under the terms of the Sales Contract, the Company is required to pay Three Million Dollars ($3,000,000) forty five days from the date of a definitive agreement, which obligation has been secured by the pledge of a Gold Certificate for 10,601 Troy Ounces .9999 pure(the "Gold Certificate") issued by a Nevada Real Estate Trust (the "REIT") and Five Hundred Thousand Dollars ($500,000) per month thereafter until the entire purchase price has been paid.

In order to preserve working capital, the Company has reduced the number of its employees, deferred or delayed the payment of certain accounts payable, and reduced operating and capital expenditures. To fund operations during the first six months of fiscal 1999, the Company (i) issued 1,456,500 shares of its Common Stock for services and to settle certain accounts payable, (ii) issued 250,000 shares of its common stock in private transaction for aggregate proceeds of $297,500, and (iii) received advances of $443,079 from a credit facility provided by the Company's Chairman.

     The Company's sources and uses for financing during 1999 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include; the success of the Company in meeting its delivery requirements to MG Entertainment for the sale of up to 10,000 bingo machines; the potential sale of the El Rancho Property and receipt of proceeds therefrom; the ultimate realization of other LVEN assets, and; potential legal and political issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforeseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

Notes  Receivable.
-----------------

     As of July 31, 1999, the Company made accumulated advances to Malbec, Inc., an unaffiliated company, of $912,606 for the purpose of developing and operating a hotel project in Miami Beach, Florida, of which $46,678 of such advances have been returned to the Company The advances accrued interest at the rate of 8% per annum, and were due July 31, 1997. Due to difficulties in finalizing a purchase agreement, and on going litigation involving the hotel property, the Company and Malbec Inc. have discontinued any attempt at further development of this property. The Company has previously provided a $812,606 allowance against this advance, for a net investment of $100,000 as of July 31, 1999.

------
                           PART 11. OTHER INFORMATION
                           --------------------------

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

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


ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

On February 14, 1999, the Company caused to be registered 2,000,085 shares of its common stock under the Securities Act of 1933, as amended, pursuant to Form S-8. These shares were registered and available to be issued to officers, directors, employees and consultants, pursuant to the Company's 1999 Stock Compensation Plan (the "Plan"). Since adoption of the Plan, through approximately July 31, 1999, the Company issued approximately 1,459,000 shares of common stock pursuant to the Plan.

The Company sold in private transactions 250,000 shares of its Common Stock for aggregate proceeds of $297,500. The Company has also issued 3,000,000 shares of its capital stock in connection with the pending acquisition of a one-half interest in Sulmatic, a Brazilian Corporation.

As of October 31, 1998, the Company had 1,831,167 shares of common stock outstanding. Based on the large number of shares issued under the Plan since that date and other issuances for cash and acquisitions, such issuances could have a material adverse effect on the trading price of the common stock of the Company.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTER  TO  A  VOTE  OF  SECURITY  HOLDERS
On May 27, 1999, the Company filed a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 to vote on ratifying the agreement to purchase fifty percent (50%) of the voting shares of stock of Sulmatic Administradora De Bens Ltd. ("Sulmatic") for the purchase price of Five Million Five Hundred Thousand Dollars ($5,500,000). In exchange for issuance of 500,000 restricted shares of the Company's common stock to each of six trusts, the Company will receive consideration of approximately Three Hundred Five Million Dollars ($305,000,000)in the form of bank guarantees, gold certificates and cash, which will be used to fund the Sulmatic acquisition and provide additional financing for the Company's future expansion. The Shareholders ratified the proposal on July 15, 1999.

ITEM  5.  OTHER  INFORMATION
----------------------------

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------
None.

------
                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Date:     September  22,1999
                                             ------------------

                                   By:       /s/  Carl  Sambus
                                             -----------------
                                                  Carl  Sambus
                                                  Executive Vice President and
                                                  Chief  Financial  Officer